Form 10-Q
period 1994-03-31
GLEASON CORP /DE/
filed 1994-05-11
CIK 743239

Form 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1994

                                          OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from      to

                            Commission file number 1-8782

                                GLEASON CORPORATION
                (Exact name of registrant as specified in its charter)

                     DELAWARE                              16-1224655
          (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)               Identification No.)

                    1000 University Avenue, Rochester, New York  14692
             (Address of principal executive offices)           (Zip Code)


          Registrant's telephone number, including area code:(716) 473-1000


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.  Yes (X)   No ( ).

          The number of shares outstanding of the registrant's Common stock, par value $1 per share, at March 31, 1994 was 5,162,980 shares.

     PART I - FINANCIAL INFORMATION
        Item 1. Financial Statements

                         GLEASON CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                      (Unaudited)
                                                              (In thousands)
                                                           MARCH 31   DECEMBER 31
     Assets                                                 1994         1993
     Current assets
       Cash and equivalents                               $  5,508     $  4,155
       Trade accounts receivable                            25,054       28,543
       Inventories                                          14,459       12,899
       Refundable income taxes                                 109        2,292
       Other current assets                                  4,854        4,744
       Net current assets of discontinued operations         1,757        1,441
         Total current assets                               51,741       54,074

     Property, plant and equipment, at cost                143,946      146,585
       Less accumulated depreciation                        85,874       86,299
                                                            58,072       60,286

     Other assets                                            3,912        3,962
     Net assets of discontinued operations                   3,331        3,527

     Total assets                                         $117,056     $121,849

     Liabilities and Stockholders' Equity
     Current liabilities
       Short-term borrowings                              $  1,299     $    408
       Current portion of long-term debt                       105          132
       Trade accounts payable                                8,470        6,100
       Income taxes                                          1,125        1,103
       Other current liabilities                            17,319       17,552
         Total current liabilities                          28,318       25,295

     Long-term debt                                          6,836       14,575
     Pension plans and other retiree benefits               45,333       45,269
     Other liabilities                                       2,026        1,701

       Total liabilities                                    82,513       86,840

     Stockholders' Equity
       Common stock                                          5,796        5,796
       Additional paid-in capital                           11,909       11,909
       Retained earnings                                    35,196       35,647
       Cumulative foreign currency translation adjustment   (1,330)      (1,315)
       Minimum pension liability adjustment                 (6,585)      (6,585)
                                                            44,986       45,452
       Less treasury stock, at cost                         10,443       10,443

       Total stockholders' equity                           34,543       35,009

     Total liabilities and stockholders' equity           $117,056     $121,849

     See notes to consolidated financial statements.

                         GLEASON CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)
                                                          (In thousands, except
                                                           per share amounts)
                                                            THREE MONTHS ENDED
                                                                 MARCH 31
                                                             1994        1993

     Net sales                                            $ 23,699     $ 24,784

     Costs and expenses
       Cost of products sold                                17,801       17,790
       Selling, general and
         administrative expenses                             4,961        6,044
       Research and development expenses                     1,072        1,635
       Interest expense (income)--net                           25          (58)
       Other expense (income)--net                            (230)          27

     Income (loss) before income taxes                          70         (654)

     Income tax provision (benefit)                              5          (13)

     Net income (loss)                                    $     65     $   (641)

     Weighted average number of common shares
       outstanding                                        5,163,002    5,153,603


     Net income (loss) per common share                   $    .01     $   (.12)

     Cash dividends declared per common share             $    .10     $    .10

     See notes to consolidated financial statements.

                         GLEASON CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                                              (In thousands)
                                                           THREE MONTHS ENDED
                                                                 MARCH 31
                                                             1994        1993
     Cash flows from operating activities:
       Net income (loss)                                  $     65     $   (641)
       Adjustments to reconcile net income (loss)
         to net cash provided by (used in)
         operating activities:
         Depreciation and amortization                       2,344        2,345
         (Gain) loss on disposals of property, plant
           and equipment                                       (34)           6
         Provision (benefit) for deferred income taxes        (327)          48
         Changes in operating assets and liabilities:
           Decrease in accounts receivable                   3,289        4,170
           (Increase) in inventories                        (1,175)      (1,705)
           (Increase) decrease in other current assets       1,925         (340)
           Increase (decrease) in trade accounts payable     1,554         (695)
           (Decrease) in all other current
             operating liabilities                             (77)      (3,825)
           Other, net                                          323          375
         Discontinued operations                                50         (312)

       Net cash provided by (used in) operating
         activities                                          7,937         (574)

     Cash flows from investing activities:
       Capital expenditures                                   (401)      (3,345)
       Proceeds from asset disposals                            69           14
       Proceeds from collection of notes receivable          1,156          154

       Net cash provided by (used in) investing
         activities                                            824       (3,177)

     Cash flows from financing activities:
       Proceeds from short-term borrowings                     883        1,511
       Net (repayments) borrowings under revolving
         credit agreements                                  (7,800)       4,700
       Proceeds from long-term debt                             25            9
       (Repayment) of long-term debt                           (45)        (818)
       Dividends paid                                         (516)        (516)

       Net cash provided by (used in)
         financing activities                               (7,453)       4,886

     Effect of exchange rate changes on cash
       and equivalents                                          45          (21)
     Increase in cash and equivalents                        1,353        1,114
     Cash and equivalents, beginning                         4,155        7,105

     Cash and equivalents, ending                         $  5,508     $  8,219

     See notes to consolidated financial statements.

                         GLEASON CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    MARCH 31, 1994
                                     (Unaudited)


          1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly (a) the results of operations for the three month periods ended March 31, 1994 and 1993, (b) the financial position at March 31, 1994 and December 31, 1993, and (c) the cash flows for the three month periods ended March 31, 1994 and 1993, of Gleason Corporation and subsidiaries.

          2. The results of operations for the three month period ended March 31, 1994 are not necessarily indicative of the results to be expected for the full year.

          3. All significant intercompany transactions are eliminated in consolidation.

          4. Certain reclassifications have been made to the prior year's financial statements to conform to the 1994 presentation.

          5.  The components of inventories were as follows:

              (In thousands)                 3/31/94      12/31/93

              Raw materials and
                purchased parts              $ 1,541      $ 1,519
              Work in process                  8,880        7,360
              Finished products                4,038        4,020
                                             $14,459      $12,899


          6. The Company's Alliance Metal Stamping and Fabricating division is classified as Discontinued Operations in the accompanying financial statements. Estimated losses from its operations and the expected loss on the sale of its assets were provided for in 1991. The Company is continuing to seek a buyer for this operation's assets. Management anticipates this sale will occur during 1994.











                                     (continued)

          6.  (continued)

              The net assets of discontinued operations have been segregated in the March 31, 1994 and December 31, 1993 Consolidated Balance Sheets as follows:


              (In thousands)                 3/31/94      12/31/93

              Net current assets:
                 Current assets              $ 2,377      $ 1,957
                 Current liabilities            (620)        (516)
                                             $ 1,757      $ 1,441

              Net property, plant
                and equipment                $ 3,331      $ 3,527


          7. Net cash payments (refunds) for income taxes were ($2,169,000) and $21,000 for the three months ended March 31, 1994 and 1993, respectively. Interest payments were $131,000 and $124,000 for the three months ended March 31, 1994 and 1993, respectively.

                         GLEASON CORPORATION AND SUBSIDIARIES


            Item 2.  Management's Discussion and Analysis
                     of Results of Operations and Financial Condition

          The following are management's comments relating to significant changes in the results of operations for the three month periods ended March 31, 1994 and 1993 and in the Company's financial condition during the three months ended March 31, 1994.

          Results of Operations

          The Company had net income for the first quarter ended March 31, 1994 of $65,000, or $.01 per share, compared to a net loss of $641,000, or $.12 per share, for the 1993 first quarter.

          Net sales were $23,699,000 for the quarter compared to $24,784,000 in the 1993 first quarter. Machine sales decreased slightly primarily due to lower shipments of remanufactured equipment. Sales of remanufactured machines are expected to be lower for the year due to the success of new machine products recently introduced. The new machines are part of the Company's Phoenix (Registered Trademark) line of equipment. The Phoenix line, which includes bevel and parallel axis gear production machines, accounted for approximately 80 percent of total 1994 first quarter machine sales. This compares to approximately
          49 percent of machine sales in the first quarter of 1993.
          The Company expects total machine sales in 1994 will exceed those in the prior year based upon the success of its new products and current growth in the U.S. automotive market. The growth in machine sales is expected to occur in the second half of the year based upon customers' current capital spending plans.

          Tooling sales for the quarter were also lower than in the 1993 first quarter due to decreased shipments of bevel cutting tools. Sales of bevel cutting tools, while below 1993 first quarter levels, exceeded quarterly shipment levels during the second half of 1993.

          Backlog at March 31, 1994 increased to $29.8 million from $26.2 million at December 31, 1993. Backlog at March 31, 1993 was $39.6 million. Order levels continued to be affected by slow economic growth in key overseas markets, primarily Japan and Western Europe.

          Cost of products sold as a percentage of sales were 75.1 percent and 71.8 percent for the three months ended March 31, 1994 and 1993, respectively. The cost of sales percentage for the quarter was higher than the 1993 first quarter, but was lower than the
          76.7 percent of sales for the 1993 full year. The higher cost of sales percentage compared to the 1993 first quarter was primarily


                                     (continued)
          due to lower average selling prices for certain machine products due to increased pricing pressure from foreign competitors.

          Selling, general and administrative expenses were $4,961,000, or
          20.9 percent of sales, and $6,044,000, or 24.4 percent of sales, for the quarters ended March 31, 1994 and 1993, respectively. These expenses decreased compared to 1993 primarily due to lower overhead spending as a result of cost reduction initiatives, including staff reductions which occurred in 1993.

          Research and development expenses were $1,072,000 for the quarter compared to $1,635,000 for the 1993 quarter. Spending was higher in the prior year due to prototype development costs on several new products introduced last year.

          Other income was higher for the quarter due to lower foreign exchange losses and higher commission income.

          The Company recognized deferred tax benefits on its first quarter domestic operating losses. Management believes that it is more likely than not that future income will be sufficient to fully realize these benefits. The Company had a net domestic deferred tax asset of approximately $2.7 million at March 31, 1994.


          Liquidity and Capital Resources

          Cash and equivalents increased $1,353,000 in the first quarter to $5,508,000 at March 31, 1994. Borrowings under the Company's revolving credit agreements decreased to $6,377,000 at March 31, 1994 from $14,122,000 at December 31, 1993. Unused short and long-term credit lines with banks, including revolving credit facilities, totaled $23.7 million at March 31, 1994. Dividend payments to stockholders were $516,000 in the first quarter of 1994.

          Net cash provided by operating activities was $7,937,000 compared to net cash used in operating activities of $574,000 in the 1993 first quarter. The improvement was primarily attributable to higher operating income, higher income tax refunds, larger net reductions in working capital and lower payments for severance programs. Payments associated with severance programs totaled $.5 million in the first quarter of 1994 compared to $3.3 million in the 1993 period.

          Investing activities provided net cash of $824,000 in the 1994 first quarter compared to $3,177,000 of net cash used in the comparable prior year period. Proceeds from collections of notes



                                     (continued)
          receivable associated with the sale of discontinued operations totaled $1,156,000 ($154,000 in 1993). Capital expenditures totaled $401,000 in first quarter of 1994 compared to $3,345,000 in 1993. The Company expects full year capital spending levels will be similar to those in 1993.

          The Company's cash balances, presently available lines of credit and anticipated funds from operations should be sufficient to meet its near-term operating and investing activities.
          Management believes it will be able to obtain additional long-term financing if such financing is required.




































          Phoenix is a registered trademark of The Gleason Works.

          PART II - OTHER INFORMATION

          Item 1.   Legal Proceedings

                         None.


          Item 2.   Changes in Securities

                         None.


          Item 3.   Default Upon Senior Securities

                         None.


          Item 4.   Submission of Matters to a Vote of Security Holders

                    The Corporation's Annual Meeting of Stockholders was held on May 3, 1994. Matters voted on at the meeting were as follows:

                                              For      Withheld
             (1)    Election of directors
                    for three year terms:

                    J. David Cartwright    4,605,469     21,591
                    James S. Gleason       4,604,986     22,074


                                              For      Against    Abstain
             (2)    Appointment of
                    Ernst & Young as
                    Independent auditors
                    for 1994.              4,612,964      7,922     6,174


          Item 5.   Other Information

                         None.


           Item 6.  Exhibits and Reports on Form 8-K


                    (b)  Reports on Form 8-K


                             None.

                                  SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                      GLEASON CORPORATION
                                      Registrant




          DATE:  May 6, 1994                 John J. Perrotti
                                             John J. Perrotti
                                      Vice President - Controller
                                      (Principal Financial Officer)