Form 10-Q
period 1994-06-30
GLEASON CORP /DE/
filed 1994-08-04
CIK 743239

Form 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1994

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

          The number of shares outstanding of the registrant's Common stock, par value $1 per share, at June 30, 1994 was 5,162,980 shares.

     PART I - FINANCIAL INFORMATION
        Item 1. Financial Statements

                         GLEASON CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                      (Unaudited)
                                                              (In thousands)
                                                           JUNE 30   DECEMBER 31
     Assets                                                 1994         1993
     Current assets
       Cash and equivalents                               $  6,276     $  4,155
       Trade accounts receivable                            32,047       28,543
       Inventories                                          17,257       12,899
       Refundable income taxes                                 --         2,292
       Other current assets                                  2,701        4,744
       Net current assets of discontinued operations         1,106        1,441
         Total current assets                               59,387       54,074

     Property, plant and equipment, at cost                144,649      146,585
       Less accumulated depreciation                        88,383       86,299
                                                            56,266       60,286

     Other assets                                            3,529        3,962
     Net assets of discontinued operations                   3,139        3,527

     Total assets                                         $122,321     $121,849

     Liabilities and Stockholders' Equity
     Current liabilities
       Short-term borrowings                              $  1,833     $    408
       Current portion of long-term debt                        76          132
       Trade accounts payable                                9,765        6,100
       Income taxes                                          1,311        1,103
       Other current liabilities                            16,840       17,552
         Total current liabilities                          29,825       25,295

     Long-term debt                                          8,231       14,575
     Pension plans and other retiree benefits               44,813       45,269
     Other liabilities                                       3,172        1,701

       Total liabilities                                    86,041       86,840

     Stockholders' Equity
       Common stock                                          5,796        5,796
       Additional paid-in capital                           11,909       11,909
       Retained earnings                                    36,722       35,647
       Cumulative foreign currency translation adjustment   (1,119)      (1,315)
       Minimum pension liability adjustment                 (6,585)      (6,585)
                                                            46,723       45,452
       Less treasury stock, at cost                         10,443       10,443

       Total stockholders' equity                           36,280       35,009

     Total liabilities and stockholders' equity           $122,321     $121,849

     See notes to consolidated financial statements.

                         GLEASON CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)
                                                          (In thousands, except
                                                           per share amounts)
                                                            THREE MONTHS ENDED
                                                                 JUNE 30
                                                             1994        1993

     Net sales                                            $ 27,608     $ 28,038

     Costs and expenses
       Cost of products sold                                20,222       21,202
       Selling, general and
         administrative expenses                             5,571        6,631
       Research and development expenses                     1,217        1,321
       Interest (income)--net                                  (35)         (57)
       Other (income)--net                                    (225)        (576)

     Income (loss) from continuing operations
       before income taxes                                     858         (483)

     Provision (benefit) for income taxes                      255         (605)

     Income from continuing operations                         603          122

     Gain on disposal of discontinued operations             1,440          --

     Net income                                           $  2,043     $    122

     Weighted average number of common shares
       outstanding                                        5,162,980    5,154,399


     Income per common share:

       Income from continuing operations                  $    .12     $    .02
       Gain on disposal of discontinued operations             .28          --
       Net income                                         $    .40     $    .02

     Cash dividends declared per common share             $    .10     $    .10

     See notes to consolidated financial statements.

                         GLEASON CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)
                                                          (In thousands, except
                                                           per share amounts)
                                                             SIX MONTHS ENDED
                                                                 JUNE 30
                                                             1994        1993

     Net sales                                            $ 51,307     $ 52,822

     Costs and expenses
       Cost of products sold                                38,023       38,992
       Selling, general and
         administrative expenses                            10,532       12,675
       Research and development expenses                     2,289        2,956
       Interest (income)--net                                  (10)        (115)
       Other (income)--net                                    (455)        (549)

     Income (loss) from continuing operations
       before income taxes                                     928       (1,137)

     Provision (benefit) for income taxes                      260         (618)

     Income (loss) from continuing operations                  668         (519)

     Gain on disposal of discontinued operations             1,440          --

     Net income (loss)                                    $  2,108     $   (519)

     Weighted average number of common shares
       outstanding                                        5,162,991    5,154,003


     Income (loss) per common share:

       Income (loss) from continuing operations           $    .13     $   (.10)
       Gain on disposal of discontinued operations             .28          --
       Net income (loss)                                  $    .41     $   (.10)

     Cash dividends declared per common share             $    .20     $    .20

     See notes to consolidated financial statements.

                         GLEASON CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                                              (In thousands)
                                                             SIX MONTHS ENDED
                                                                 JUNE 30
                                                             1994        1993
     Cash flows from operating activities:
       Net income (loss)                                  $  2,108     $   (519)
       Adjustments to reconcile net income (loss)
         to net cash provided by operating activities:
         Depreciation and amortization                       4,719        4,760
         (Gain) on disposals of property, plant
           and equipment                                       (83)         (13)
         Provision (benefit) for deferred income taxes        (264)          96
         Changes in operating assets and liabilities:
           (Increase) decrease in accounts receivable       (3,514)       5,084
           (Increase) in inventories                        (3,410)      (1,862)
           (Increase) decrease in other current assets       2,133         (524)
           Increase (decrease) in trade accounts payable     2,807         (231)
           Increase (decrease) in all other current
             operating liabilities                             830       (5,839)
           Other, net                                          770          598
         (Gain) on disposal of discontinued operations      (1,840)         --
         Discontinued operations                             1,123         (717)

       Net cash provided by operating activities             5,379          833

     Cash flows from investing activities:
       Capital expenditures                                 (1,117)      (4,382)
       Proceeds from asset disposals                           670           37
       Proceeds from collection of notes receivable          3,190          211

       Net cash provided by (used in) investing
         activities                                          2,743       (4,134)

     Cash flows from financing activities:
       Proceeds from short-term borrowings                   1,407        1,370
       Net (repayments) under revolving
         credit agreements                                  (6,500)        (200)
       Proceeds from long-term debt                             60           44
       (Repayment) of long-term debt                           (89)        (862)
       Dividends paid                                       (1,033)      (1,033)

       Net cash (used in) financing activities              (6,155)        (681)

     Effect of exchange rate changes on cash
       and equivalents                                         154           63
     Increase in cash and equivalents                        2,121        3,919
     Cash and equivalents, beginning                         4,155        7,105

     Cash and equivalents, ending                         $  6,276     $  3,186

     See notes to consolidated financial statements.

                         GLEASON CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1994
                                     (Unaudited)


          1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly (a) the results of operations for the three and six month periods ended June 30, 1994 and 1993,
              (b) the financial position at June 30, 1994 and December 31, 1993, and (c) the cash flows for the six month periods ended June 30, 1994 and 1993, of Gleason Corporation and subsidiaries.

          2. The results of operations for the three and six month periods ended June 30, 1994 are not necessarily indicative of the results to be expected for the full year.

          3. All significant intercompany transactions are eliminated in consolidation.

          4. Certain reclassifications have been made to the prior year's financial statements to conform to the 1994 presentation.

          5.  The components of inventories were as follows:

              (In thousands)                 6/30/94      12/31/93

              Raw materials and
                purchased parts              $ 1,876      $ 1,519
              Work in process                  9,070        7,360
              Finished products                6,311        4,020
                                             $17,257      $12,899


          6. The Company's Alliance Metal Stamping and Fabricating division is classified as Discontinued Operations in the accompanying financial statements. The Company has decided to cease operations at this division in the third quarter of this year. In addition, the Company has entered into an agreement for the sale of the machinery and equipment located at that division's facility.

              The Company reported a gain (net of applicable income taxes of $400,000) from discontinued operations of $1,440,000, or $.28 per share, as the loss from the disposition of this division is expected to be lower than the amount previously estimated.


                                     (continued)

          6.  (continued)

              The net assets of discontinued operations have been segregated in the June 30, 1994 and December 31, 1993 Consolidated Balance Sheets as follows:


              (In thousands)                 6/30/94      12/31/93

              Net current assets:
                 Current assets              $ 1,409      $ 1,957
                 Current liabilities            (303)        (516)
                                             $ 1,106      $ 1,441

              Net property, plant
                and equipment                $ 3,139      $ 3,527


          7. Net cash payments (refunds) for income taxes were ($2,447,000) and $77,000 for the six months ended June 30, 1994 and 1993, respectively. Interest payments were $269,000 and $159,000 for the six months ended June 30, 1994 and 1993, respectively.

                         GLEASON CORPORATION AND SUBSIDIARIES

            Item 2.  Management's Discussion and Analysis
                     of Results of Operations and Financial Condition

          The following are management's comments relating to significant changes in the results of operations for the three and six month periods ended June 30, 1994 and 1993 and in the Company's financial condition during the six months ended June 30, 1994.

          Results of Operations

          The Company had income from continuing operations for the second quarter ended June 30, 1994 of $603,000, or $.12 per share, compared to $122,000, or $.02 per share, for the 1993 second quarter.

          Net income for the 1994 second quarter of $2,043,000, or $.40 per share, included an after-tax gain from discontinued operations of $1,440,000, or $.28 per share, as the loss from the disposition of the Company's Alliance Metal Stamping and Fabricating division is expected to be lower than the amount previously accrued. The Company announced during the second quarter that it had decided to cease operations at this last remaining unit of the former Gleason Components Group division during the third quarter and had entered into an agreement to sell the machinery and equipment located at this division.

          For the six months ended June 30, 1994, the Company had income from continuing operations of $668,000, or $.13 per share, compared to a loss of $519,000, or $.10 per share, in the first half of 1993.

          Net sales were $27,608,000 and $51,307,000 for the three and six month periods ended June 30, 1994 compared to $28,038,000 and $52,822,000 in the comparable prior year periods. Sales to the U.S. market comprised approximately fifty percent of the 1994 six month total.

          Sales decreased slightly for the quarter and six months due to lower shipments of bevel gear machines. This decline was primarily a result of lower shipments of mechanical, older-style bevel gear equipment. This was partially offset by higher sales of the Phoenix (Registered Trademark) line of bevel machines. Parallel axis gear machine shipments exceeded 1993 levels for both the quarter and first half. This increase resulted primarily from the introduction of the Company's new parallel axis gear grinding machine, shipments of which began in the second quarter of this year.



                                     (continued)

          Tooling sales were approximately 8 percent higher for the 1994 second quarter compared to the 1993 period. Sales for the first half were slightly higher than in 1993. Sales of other products, including spare parts, were higher for both the quarter and first half. Spare parts sales have increased primarily due to higher shipments to domestic vehicle producers. Their increased production levels have created a need to revitalize and repair older available capacity.

          Order levels were $67.1 million, or 31 percent higher during the first half of 1994 compared to 1993. Order levels for all major product lines have increased, with the largest increase attributable to bevel gear production machines. The U.S. market accounted for over 50 percent of 1994 bookings through June, primarily driven by strong growth in domestic automotive and truck producers. Backlog as of June 30, 1994 increased to $42.0 million from $26.2 million at December 31, 1993. Backlog at June 30, 1993 was $33.5 million. The Company expects sales for the second half of 1994 will be significantly higher than the first half primarily due to higher machine shipments. Sales of all major product lines for the year are expected to exceed 1993 levels.

          Cost of products sold as a percentage of sales for the three and six month periods ended June 30, 1994 were 73.2 percent and 74.1 percent versus 75.6 percent and 73.8 percent for the 1993 periods. A higher proportion of tooling and spare parts sales in the total sales mix helped offset a decline in margins on machine sales. Machine margins declined primarily due to a higher percentage of parallel axis gear machines in the sales mix. Parallel axis equipment generally carries lower margins than bevel equipment, due to greater competititive pricing pressures in the parallel axis gear machinery market.

          Selling general and administrative expenses were $5,571,000, or
          20.2 percent of sales, and $10,532,000, or 20.5 percent of sales, for the three and six month periods ended June 30, 1994. The comparable 1993 periods were $6,631,000, or 23.7 percent of sales, and $12,675,000, or 24.0 percent of sales, respectively. These expenses decreased compared to the 1993 periods as a result of cost reduction initiatives including staffing reductions which occurred in 1993. Commission expense was lower as a percentage of sales due to fewer shipments into regions where dealers are paid. In addition, there are fewer territories where dealer commissions are now being paid. Over the past year, the Company has transitioned from machine dealers to direct sales representatives in Spain, Sweden and France.

          Research and development expenses were $1,217,000 and $2,289,000 for the three and six month periods compared to $1,321,000 and


                                     (continued)

          $2,956,000 for the comparable 1993 periods. Spending was higher in the first half of last year due to greater prototype development costs on several new products introduced last year. The Company will be introducing its new Phoenix 500HL bevel gear lapping machine at the IMTS machine tool show in September with shipments beginning in the fourth quarter of this year.

          Other income for the 1993 second quarter was higher due to the settlement of a legal claim at an amount below the estimated liability accrued in prior years.

          The effective tax rate for the 1994 first half was 28 percent compared to 54 percent in the 1993 comparable period. The effective rate for 1993 was higher due to lower tax provisions on certain foreign income. Domestic operating losses received deferred tax benefits in 1994 and 1993. Management believes that it is more likely than not that future income will be sufficient to fully realize the benefits recorded.


          Liquidity and Capital Resources

          Cash and equivalents increased $2,121,000 in the first half to $6,276,000 at June 30, 1994. Borrowings under the Company's revolving credit agreements decreased to $7,747,000 at June 30, 1994 from $14,122,000 at December 31, 1993. Unused short and long-term credit lines with banks, including the revolving credit facilities, totaled approximately $22.3 million at June 30, 1994. Dividend payments to stockholders totaled $1,033,000 in the first half of 1994.

          Net cash provided by operating activities was $5,379,000 compared to $833,000 in the first half of 1993. The improvement was primarily attributable to higher operating income, higher income tax refunds, and lower payments for severance programs previously accrued. Payments associated with severance programs totaled $.8 million in the 1994 first half compared to $4.6 million in the comparable 1993 period.

          Operating cash flow was negatively impacted by higher working capital requirements. The net increase in inventory and accounts payable for the first half of 1994 is attributable to higher business volumes which will occur in the second half. Accounts receivable increased during the first half primarily due to heavy shipments at the end of June. Accounts receivable had dropped during the same period last year primarily due to decreasing sales levels.

          Investing activities provided $2,743,000 of cash in the 1994 first half compared to $4,134,000 of net cash used in the


                                     (continued)
          comparable prior year period. Proceeds from collections of notes receivable associated with the sales of former businesses totaled
          $3,190,000 ($211,000 in 1993).   Proceeds from the sale of assets
          included a $550,000 advance deposit on the sale of machinery and equipment of discontinued operations. Capital expenditures totaled $1,117,000 in the first six months of 1994 compared to $4,382,000 in the 1993 comparable period. The Company expects capital spending for the full year will be somewhat lower than the 1993 spending level.

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

                         None.


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






                                      GLEASON CORPORATION
                                      Registrant




          DATE:  August 3, 1994              John J. Perrotti
                                             John J. Perrotti
                                      Vice President - Controller
                                      (Principal Financial Officer)