Form 10-Q
period 1994-09-30
GLEASON CORP /DE/
filed 1994-10-28
CIK 743239

Form 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1994

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

          The number of shares outstanding of the registrant's Common stock, par value $1 per share, at September 30, 1994 was 5,162,955 shares.

     PART I - FINANCIAL INFORMATION
        Item 1. Financial Statements
                         GLEASON CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                      (Unaudited)
                                                              (In thousands)
                                                     SEPTEMBER 30  DECEMBER 31
     Assets                                                 1994         1993
     Current assets
       Cash and equivalents                               $  6,596     $  4,155
       Trade accounts receivable                            27,878       28,543
       Inventories                                          23,579       12,899
       Refundable income taxes                                 --         2,292
       Other current assets                                  3,300        4,744
       Net current assets of discontinued operations           --         1,441
         Total current assets                               61,353       54,074

     Property, plant and equipment, at cost                144,819      146,585
       Less accumulated depreciation                        90,355       86,299
                                                            54,464       60,286

     Other assets                                            3,454        3,962
     Net assets of discontinued operations                   1,567        3,527

     Total assets                                         $120,838     $121,849

     Liabilities and Stockholders' Equity
     Current liabilities
       Short-term borrowings                              $  1,839     $    408
       Current portion of long-term debt                        60          132
       Trade accounts payable                                9,996        6,100
       Income taxes                                          1,452        1,103
       Other current liabilities                            19,374       17,552
         Total current liabilities                          32,721       25,295

     Long-term debt                                          3,225       14,575
     Pension plans and other retiree benefits               44,712       45,269
     Other liabilities                                       3,065        1,701

       Total liabilities                                    83,723       86,840

     Stockholders' Equity
       Common stock                                          5,796        5,796
       Additional paid-in capital                           11,909       11,909
       Retained earnings                                    37,238       35,647
       Cumulative foreign currency translation adjustment     (800)      (1,315)
       Minimum pension liability adjustment                 (6,585)      (6,585)
                                                            47,558       45,452
       Less treasury stock, at cost                         10,443       10,443

       Total stockholders' equity                           37,115       35,009

     Total liabilities and stockholders' equity           $120,838     $121,849

     See notes to consolidated financial statements.

                         GLEASON CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)
                                                          (In thousands, except
                                                           per share amounts)
                                                            THREE MONTHS ENDED
                                                              SEPTEMBER 30
                                                             1994        1993
     Net sales                                            $ 26,392     $ 21,907

     Costs and expenses
       Cost of products sold                                18,105       16,327
       Selling, general and
         administrative expenses                             5,854        5,900
       Research and development expenses                     1,053          983
       Interest expense (income)--net                            3          (69)
       Other (income)--net                                    (140)        (104)

     Income (loss) before income taxes                       1,517       (1,130)

     Provision (benefit) for income taxes                      485         (131)

     Net income (loss)                                    $  1,032     $   (999)


     Weighted average number of common shares
       outstanding                                        5,162,965    5,156,772

     Net income (loss) per share                          $    .20     $   (.19)


     Cash dividends declared per common share             $    .10     $    .10

     See notes to consolidated financial statements.


                         GLEASON CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)
                                                          (In thousands, except
                                                           per share amounts)
                                                            NINE MONTHS ENDED
                                                               SEPTEMBER 30
                                                             1994        1993
     Net sales                                            $ 77,699     $ 74,729

     Costs and expenses
       Cost of products sold                                56,128       55,319
       Selling, general and
         administrative expenses                            16,386       18,575
       Research and development expenses                     3,342        3,939
       Interest (income)--net                                   (7)        (184)
       Other (income)--net                                    (595)        (653)

     Income (loss) from continuing operations
       before income taxes                                   2,445       (2,267)

     Provision (benefit) for income taxes                      745         (749)

     Income (loss) from continuing operations                1,700       (1,518)

     Gain on disposal of discontinued operations             1,440          --

     Net income (loss)                                    $  3,140     $ (1,518)

     Weighted average number of common shares
       outstanding                                        5,162,982    5,154,936


     Income (loss) per common share:

       Income (loss) from continuing operations           $    .33     $   (.29)
       Gain on disposal of discontinued operations             .28          --
       Net income (loss)                                  $    .61     $   (.29)

     Cash dividends declared per common share             $    .30     $    .30

     See notes to consolidated financial statements.

                         GLEASON CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                                              (In thousands)
                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30
                                                             1994        1993
     Cash flows from operating activities:
       Net income (loss)                                  $  3,140     $ (1,518)
       Adjustments to reconcile net income (loss)
         to net cash provided by operating activities:
         Depreciation and amortization                       6,997        7,173
         (Gain) on disposals of property, plant
           and equipment                                       (51)         (14)
         Provision (benefit) for deferred income taxes        (245)         144
         Changes in operating assets and liabilities:
           Decrease in accounts receivable                     736        8,452
           (Increase) in inventories                        (9,374)      (5,256)
           (Increase) decrease in other current assets       1,482          (35)
           Increase (decrease) in trade accounts payable     3,041       (1,116)
           Increase (decrease) in all other current
             operating liabilities                           2,657       (9,532)
           Other, net                                         (513)       1,019
         (Gain) on disposal of discontinued operations      (1,840)         --
         Discontinued operations                             2,525         (670)

       Net cash provided by (used in)
         operating activities                                8,555       (1,353)

     Cash flows from investing activities:
       Capital expenditures                                 (1,683)      (5,388)
       Proceeds from asset disposals                         3,699           44
       Proceeds from collection of notes receivable          3,236          320

       Net cash provided by (used in) investing
         activities                                          5,252       (5,024)

     Cash flows from financing activities:
       Proceeds from short-term borrowings                   1,424        1,539
       Net borrowings (repayments) under
         revolving credit agreements                       (11,540)       5,100
       Proceeds from long-term debt                             72           49
       (Repayment) of long-term debt                          (122)        (916)
       Dividends paid                                       (1,549)      (1,546)

       Net cash provided by (used in)
         financing activities                              (11,715)       4,226

     Effect of exchange rate changes on cash
       and equivalents                                         349          105
     Increase (decrease) in cash and equivalents             2,441       (2,046)
     Cash and equivalents, beginning                         4,155        7,105

     Cash and equivalents, ending                         $  6,596     $  5,059

     See notes to consolidated financial statements.

                         GLEASON CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1994
                                     (Unaudited)


          1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly (a) the results of operations for the three and nine month periods ended September 30, 1994 and 1993, (b) the financial position at September 30, 1994 and December 31, 1993, and (c) the cash flows for the nine month periods ended September 30, 1994 and 1993, of Gleason Corporation and subsidiaries.

          2. The results of operations for the three and nine month periods ended September 30, 1994 are not necessarily indicative of the results to be expected for the full year.

          3. All significant intercompany transactions are eliminated in consolidation.

          4. Certain reclassifications have been made to the prior year's financial statements to conform to the 1994 presentation.

          5.  The components of inventories were as follows:

              (In thousands)                 9/30/94      12/31/93

              Raw materials and
                purchased parts              $ 2,280      $ 1,519
              Work in process                 13,913        7,360
              Finished goods                   7,386        4,020
                                             $23,579      $12,899


          6. The Company's former Alliance Metal Stamping and Fabricating division was classified as Discontinued Operations in the accompanying financial statements. The Company ceased operations at this division and sold the machinery and equipment located at that division's facility during the third quarter of this year.

              In the second quarter of this year the Company reported a gain (net of applicable income taxes of $400,000) from discontinued operations of $1,440,000, or $.28 per share, as the loss from the disposition of this division was lower than the amount previously estimated.


                                     (continued)

          6.  (continued)

              The net assets of discontinued operations have been segregated in the September 30, 1994 and December 31, 1993 Consolidated Balance Sheets as follows:


              (In thousands)                 9/30/94      12/31/93

              Net current assets:
                 Current assets              $    --      $ 1,957
                 Current liabilities              --         (516)
                                             $    --      $ 1,441

              Net property, plant and
                equipment                    $ 1,567      $ 3,527

              The land and building of the former Alliance Metal Stamping and Fabricating division remains classified as net assets of discontinued operations as the Company is continuing to seek a buyer for this real estate.

          7. Net cash refunds for income taxes were $1,398,000 and $35,000 for the nine months ended September 30, 1994 and 1993, respectively. Interest payments were $370,000 and $314,000 for the nine months ended September 30, 1994 and 1993, respectively.

                         GLEASON CORPORATION AND SUBSIDIARIES

          Item 2.     Management's Discussion and Analysis
                      of Results of Operations and Financial Condition

          The following are management's comments relating to significant changes in the results of operations for the three and nine month periods ended September 30, 1994 and 1993 and in the Company's financial condition during the nine months ended September 30, 1994.

          Results of Operations

          Income from continuing operations for the third quarter ended September 30, 1994 was $1,032,000, or $.20 per share, compared to a loss of $999,000, or $.19 per share, for the 1993 third quarter.

          For the nine months ended September 30, 1994, the Company had income from continuing operations of $1,700,000, or $.33 per share, compared to a loss of $1,518,000, or $.29 per share, in the 1993 nine month period.

          Order levels through nine months were $110 million, a 68 percent increase over 1993 levels. Order levels for all product lines showed improvement, with machine orders increasing 109 percent. The increase in total orders is primarily due to the favorable market acceptance of the Company's recent machine introductions and the continued strength of the U.S. economic recovery. Approximately 55 percent of year-to-date orders for machines were from U.S. customers. Backlog as of September 30, 1994 increased to $58.6 million from $26.2 million at December 31, 1993.
          Backlog at September 30, 1993 was $25.8 million.

          Net sales for the quarter were $26,392,000, or 20 percent higher compared to the 1993 quarter. For the nine months, sales were $77,699,000, or 4 percent higher than last year. Sales to the U.S. market accounted for approximately 50 percent of the 1994 nine month total. Historically, sales to the U.S. have only been about one-third of total sales, with sales to Europe and Asia accounting for the remainder.

          Sales increased for the quarter due to higher tooling sales and increased shipments of parallel axis gear machinery. Higher vehicle production activity in both the U.S. and Europe contributed to a 23 percent increase in tooling sales for the quarter compared to the prior year. Parallel axis gear machine shipments were higher for the quarter as a result of the introduction of the Company's new parallel axis gear grinding machine in the second quarter of this year and the continued success of the Phoenix (Registered Trademark) 125GH gear hobbing machine, for which shipments began in the second quarter of 1993.

                                     (continued)

          For the nine month period, higher sales of tooling, spare parts and service produced the year over year sales increase. Machine sales decreased 3 percent through nine months due to lower shipments of bevel gear machines. This decline was the result of lower shipments of mechanical older-style bevel gear equipment, partially offset by higher sales of the Phoenix line of bevel machines. Parallel axis gear machine shipments through nine months increased 46 percent compared to last year and have accounted for 34 percent of total machine shipments to date in 1994. Parallel axis gear machine sales will reach a record high for the Company in 1994. About 80 percent of all new machine sales in 1994 will be products introduced in the last four years.

          Cost of products sold as a percentage of sales for the three and nine month periods ended September 30, 1994 were 68.6 percent and
          72.2 percent versus 74.5 percent and 74.0 percent for the 1993 periods. The lower cost of sales percentage is primarily due to a greater percentage of tooling products in the sales mix and improved margins on those products. Tooling margins have increased for both the three and nine month periods compared to last year due to efficiencies from higher production volumes and cost reduction activities. Margins on machines have also improved compared to last year due to higher production volumes through the Company's new manufacturing facility and lower manufacturing overhead spending. Overall margins are expected to be lower in the fourth quarter than the year-to-date percentage because of the much higher proportion of machines that will be in the sales mix for the quarter.

          Selling, general and administrative (S,G&A) expenses were $5,854,000, or 22.2 percent of sales, and $16,386,000, or 21.1 percent of sales, for the three and nine month periods ended September 30, 1994. The comparable 1993 periods were $5,900,000, or 26.9 percent of sales, and $18,575,000, or 24.9 percent of sales, respectively. These expenses decreased compared to the 1993 periods as a result of cost reduction initiatives including staffing reductions which occurred in 1993. Commission expense was lower as a percentage of sales due to fewer shipments into regions where dealers are paid. In addition, there are fewer territories where dealer commissions are now being paid. Over the past year, the Company has transitioned from machine dealers to direct sales representatives in Spain, Sweden and France. S,G&A expenses were higher in the third quarter compared to the prior two quarters due to higher spending on marketing promotion primarily related to the Company's participation in the IMTS trade show.

          Research and development expenses were $1,053,000 and $3,342,000 for the three and nine month periods compared to $983,000 and $3,939,000 for the comparable 1993 periods. Spending was higher in the nine month period of last year due to greater prototype development costs on several new machines introduced last year. During the third quarter of this year, the Company introduced its

                                     (continued)
          most recent addition to the Phoenix line of machines, the 500HL bevel gear lapping machine, at the IMTS show. Shipments of this machine are expected to begin in the fourth quarter.

          The effective tax rate for the nine months ended September 30, 1994 was 30 percent compared to 33 percent in the 1993 comparable period. Domestic losses for continuing operations received tax benefits of $.6 million and $1.6 million in 1994 and 1993, respectively. Management believes that it is more likely than not that future income will be sufficient to fully realize the benefits recorded.

          Sales and operating profits are expected to be significantly higher in the fourth quarter compared to the prior three quarters of 1994. Income from continuing operations for the full year should be at least $.75 per share.

          Liquidity and Capital Resources

          Cash and equivalents increased $2,441,000 in the nine months of 1994 to $6,596,000 at September 30, 1994. Borrowings under the Company's revolving credit agreements decreased to $2,744,000 at September 30, 1994 from $14,122,000 at December 31, 1993. Unused short and long-term credit lines with banks, including the revolving credit facilities, totaled approximately $27.2 million at September 30, 1994. Dividend payments to stockholders totaled $1,549,000 in the nine months ended September 30, 1994.

          Net cash provided by operating activities was $8,555,000 year-to-date compared to net cash used in operations of $1,353,000 in the nine month period of 1993. The improvement was attributable to higher operating income, cash flow from discontinued operations, higher income tax refunds and lower payments for severance programs previously accrued. Payments associated with severance programs totaled $.9 million in the 1994 nine month period compared to $5.8 million in the comparable 1993 period. The higher cash flow from discontinued operations for 1994 was due to the liquidation of inventories and collection of accounts receivable of the Alliance Metal Stamping and Fabricating division.

          Operating cash flow for 1994 was negatively impacted by higher working capital levels. The net increase in inventory for the nine month period of 1994 relates to the higher expected shipment levels in the fourth quarter. Higher accounts payable and advance payments from customers partially offset the higher working capital requirements.

          Investing activities provided $5,252,000 of cash in the 1994 nine month period compared to $5,024,000 of net cash used in the comparable prior year period. Proceeds from asset disposals included $3,550,000 from the sale of machinery and equipment of discontinued operations. Proceeds from collections of notes

                                     (continued)
          receivable associated with the sales of former businesses totaled $3,236,000 ($320,000 in 1993). Capital expenditures totaled $1,683,000 in the nine months of 1994 compared to $5,388,000 in 1993. The Company expects capital spending in the 1994 fourth quarter will be higher than in prior three quarters, but for the full year will be lower than the 1993 spending level.

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






                                      GLEASON CORPORATION
                                      Registrant




          DATE:  October 28, 1994            John J. Perrotti
                                             John J. Perrotti
                                      Vice President - Controller
                                      (Principal Financial Officer)