Form 10-K
GLEASON CORP /DE/
filed 1995-03-29
CIK 743239

S E C U R I T I E S  A N D  E X C H A N G E  C O M M I S S I O N
                               Washington, D. C.  20549

                                      FORM 10-K
                                     ___________

          [X] Annual Report pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934.
               For the fiscal year ended December 31, 1994.

          [ ] Transition Report pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934.

              Commission file number 1-8782
                                     ___________

                                 GLEASON CORPORATION
                (Exact name of registrant as specified in its charter)
                                     ___________
                    Delaware                         16-1224655
           (State or other jurisdiction of        (I.R.S. Employer
            incorporation or organization)        Identification No.)

                 1000 University Avenue
                 Rochester, New York                      14692
            (Address of principal executive offices)     (Zip Code)

          Registrant's telephone number, including area code:
               (716) 473-1000

          Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange
                   Title of each class          on which registered
          Common Stock, $1.00 Par Value               New York
                                                  Stock Exchange

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.  Yes   X        No  ____

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

               The aggregate market value of registrant's voting stock held by non-affiliates as of March 9, 1995 was approximately
          $92,994,732.

               The number of shares of Common Stock, $1.00 par value, outstanding as of March 9, 1995 was 5,166,374 shares.

                         Documents Incorporated by Reference

                Portions of the Company's Annual Report to Stockholders for the year ended December 31, 1994 are incorporated by reference into Parts I and II of this Form 10-K.

                Portions of the Company's proxy statement, dated March 31, 1995, filed in connection with its 1995 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                Certain documents previously filed with the SEC have been incorporated by reference into Part IV of this Form 10-K.

                 The exhibit index follows the Signature page.

                                        PART I
          ITEM 1.  BUSINESS

                General

                Gleason Corporation was incorporated in the State of Delaware in 1984 and in May of 1984, by virtue of a merger, became a holding company which owns all the outstanding stock of The Gleason Works. The Gleason Works was incorporated in New York State in 1903 as successor to the businesses of two corporations and has, with its predecessors, been in business since 1865. As used herein, unless the context otherwise indicates, "Company" includes Gleason Corporation and its subsidiaries and divisions.

                In 1989, the Company announced that its Components Group, which consisted of four businesses that manufacture industrial products including powder metal parts, metal stampings and precision plastic parts, was for sale. In December 1991, the Company sold Pennsylvania Pressed Metals, Inc., the largest of its four Components Group operations. In 1992, the Company sold two of the three remaining businesses, Alliance Precision
          Plastics and Alliance Carolina Tool and Mold.  In 1994, the
          Company ceased operations at the last remaining Components Group business, Alliance Metal Stamping and Fabricating, and sold the machinery and equipment located at this division's facility. Further information regarding discontinued operations is presented in Note 3-Discontinued Operations of the Notes to the Consolidated Financial Statements of the Company's Annual Report to Stockholders for the year ended December 31, 1994, which is incorporated herein by reference.

                The Company's continuing operations are engaged in the design, manufacture and sale of gear production machinery and equipment. The Company has manufacturing operations in Rochester, New York, and Plymouth, England. The Company sold its former Belgian manufacturing operation to a new company owned by former employees of the Company in the fourth quarter of 1993. The new company serves as a contract manufacturer for some of the Company's products.

                Operations are reported in a single industry segment. Foreign and domestic operations, export sales and major customer financial information is presented in Note 14-Business Segment and Foreign Operations of the Notes to the Consolidated Financial Statements of the Company's Annual Report to Stockholders for the year ended December 31, 1994, which is incorporated herein by reference.

                               Description of Business

                In 1991 and 1992, the Company made significant investments in major new product development and capital spending programs totaling approximately $40 million for the development of new gear production machines and the creation of an advanced manufacturing facility. The Company began making shipments of these new machines, which are produced in its new manufacturing facility, in the first half of 1993.

          Products
                The Company believes it is the world leader in the technology, design, application and methods of production of hypoid and other bevel gears, and in the manufacture of machines for the production of these gears.

                Hypoid and other bevel gears are used to transmit mechanical power at an angle, such as from the drive shaft to the rear driven axles of an automobile. The gears produced by Gleason machines are used in drive trains of automobiles, trucks, buses, aircraft, marine, agricultural and construction machinery, and must meet a wide range of complex specifications which are determined by the function required of a particular gear set.

                The Company sells over 30 models of machines for the production and testing of hypoid and other bevel gears. Some of these machines can produce gears as small as 1/4 of an inch in diameter, weighing only 1/2 ounce, while others can produce gears as large as 36 inches in diameter, weighing more than 1,000 pounds. The latest design of these machines incorporates full computer numerical controls (CNC) which contribute to improved quality and productivity.

                In December 1989, the Company sold its first Phoenix (Registered Trademark) gear production machine. This line of machines incorporates state-of-the-art, full CNC design for the production of spiral bevel and hypoid gears. CNC machine features include the elimination of manual set-ups, permitting a significant reduction in the overall cost of manufacturing spiral bevel and hypoid gears. Phoenix products now account for the vast majority of bevel gear machine sales.

                The Company also produces machines for cutting spur and helical gears up to 20 inches in diameter. Spur and helical or parallel axis gears are used for the straight-line or parallel transmission of mechanical power. This type of gearing has a broad range of applications, such as the main drive axles of passenger cars with front-wheel-drive and transverse mounted engines, automotive transmissions, speed reducers, pumps and gear motors. In 1993, the Company began making shipments of its new Phoenix gear hobbing machine manufactured in its new production facility.

                In 1994, the Company began making shipments of a parallel axis gear grinding machine jointly developed with Okamoto Machine Tool Works, Ltd. of Japan. These machines are being built by Okamoto in Japan with, in many instances, certain components added and assembly operations performed by Gleason at its Rochester location.

                The Company designs and produces tooling, including cutting tools and workholding equipment, principally for use on its bevel gear production machines. Other products include spare parts, service, software and computer timesharing.

          Marketing
                The Company's sales and service functions in North America and Europe are in general performed directly by employees of the Company. Sales in other territories are generally handled by independent foreign machinery dealers.

                In 1994, the Company acquired a 20 percent interest in OGA Corporation, its exclusive sales and service representative in Japan and Taiwan, in order to strengthen its presence and enhance growth in that region.

                Overseas markets are important to the Company. The percentage of sales outside the United States was 53 percent and 57 percent in 1994 and 1993, respectively. The majority of overseas sales were to European and Asian customers. Sales to overseas markets in 1994 were lower as a percentage of total sales with the economic recovery in Europe and Japan still generally lagging the U.S.

                The domestic and foreign automotive and truck industries accounted for approximately 73 percent and 72 percent of sales in 1994 and 1993, respectively.

                The Company has no contracts or subcontracts with U.S. government agencies that are significant.


          Competition
                The Company believes that it produces the largest number and greatest variety of machines for the manufacture of bevel and hypoid gears. However, it does have competition from other producers of such machinery, particularly foreign producers, as well as from producers of equipment for the production of bevel and hypoid gears by processes other than machining, such as forging and sintered powder metal processes.

                The Company faces greater competition from manufacturers of spur and helical gear equipment. Competition is primarily from Japanese and German companies.

          Backlog

                Backlog (unshipped orders), while still an important measure of business activity, may be less important than in the past in predicting future shipment levels given the shorter lead times required for many of the machines manufactured in the Company's new factory. Because of the nature of the industry, backlog is subject to fluctuation. As of December 31, 1994 backlog totaled $54.7 million compared to $26.2 million as of December 31, 1993. The higher backlog was driven primarily by the increased demand for machine products, with machine orders for 1994 up 98 percent over 1993 levels. The Company expects substantially all of the December 31, 1994 backlog to be shipped by the end of 1995.


          Research and Development

                Amounts expended for research and development are presented in the Consolidated Statements of Operations of the Company's Annual Report to Stockholders for the year ended December 31, 1994, which is incorporated herein by reference.


          Patents

                The Company owns a substantial number of United States and foreign patents and patent applications. The Company is not significantly dependent upon any one patent or group of patents for its business.


          Employees

                At December 31, 1994, the Company had 1,079 employees.
          Many employees possess a high degree of engineering, technical and mechanical skills. Employee relations are considered good. None of the Company's major operations have union representation.


          Other Information

                The Company is not significantly dependent on any one source for raw materials essential to its business.

                The Company is not aware of any federal, state or local provisions which have been enacted or adopted regarding discharge of material into the environment, compliance with which might have a material effect on the consolidated capital expenditures, earnings or competitive position of the Company. The Company makes expenditures for environmental control equipment on an ongoing basis in its efforts to comply with applicable environmental regulations.

          ITEM 2.  PROPERTIES

                The Company's corporate office is located in Rochester, New York and its manufacturing operations are conducted at plants in Rochester and England.

                A table of the major facilities and products manufactured is displayed below:

                                    Plant               Principal
               Location          Square Footage         Products

          Rochester, New York       721,400         Gear production
                                                    machines, workholding
                                                    equipment and cutting
                                                    tools

          Plymouth, England         106,000         Cutting tools





          The Company owns approximately 250 acres of undeveloped land in Monroe County, New York and leases other office space in various locations around the world. The Company has retained ownership of the land and buildings of Alliance Precision Plastics and Alliance Carolina Tool and Mold, which were sold in 1992. These properties are being leased to the new owners of these businesses. The Company continues to seek a buyer for the land and buildings of its former Alliance Metal Stamping and Fabricating division.

               The Company's plants consist of well-lighted, well-maintained buildings and provide good working conditions. Production machinery and equipment are generally owned by the Company and suited to its manufacturing requirements.

          ITEM 3.  LEGAL PROCEEDINGS

               Neither the Company nor any of its subsidiaries is a party to any material pending legal proceedings required to be disclosed under this item.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                       PART II

          ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
                   AND RELATED STOCKHOLDER MATTERS


               Information regarding the market for the Company's common stock and related stockholder matters presented in the Company's Annual Report to Stockholders for the year ended December 31, 1994 is incorporated herein by reference.


          ITEM 6.  SELECTED FINANCIAL DATA

               The selected financial data presented in the Five Year Review of the Company's Annual Report to Stockholders for the year ended December 31, 1994 is incorporated herein by reference.

          ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Management's Discussion of Financial Condition and Results of Operations is presented in the Company's Annual Report to Stockholders for the year ended December 31, 1994 and is incorporated herein by reference.



          ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               The following consolidated financial statements and supplementary data of the Company and its subsidiaries presented in the Company's Annual Report to Stockholders for the year ended December 31, 1994 are incorporated herein by reference:

               Consolidated Statements of Operations - Years ended December 31, 1994, 1993 and 1992.

               Consolidated Balance Sheets - December 31, 1994 and 1993.

               Consolidated Statements of Cash Flows - Years ended December 31, 1994, 1993 and 1992.

               Consolidated Statements of Stockholders' Equity - Years ended December 31, 1994, 1993 and 1992.

               Notes to Consolidated Financial Statements - December 31,
          1994.

               Quarterly Results of Operations.



          ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


               None.

                                       PART III

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               Certain information required to be furnished by Items 401 and 405 of Regulation S-K are described in a definitive proxy statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14-A within 120 days after the close of the fiscal year ended December 31, 1994, which information is incorporated herein by reference. Additional information required to be furnished by Item 401 of Regulation S-K is as follows:

                     List of Executive Officers of the Registrant

                               EXECUTIVE
                                OFFICER           POSITIONS AND
          NAME          AGE      SINCE            OFFICES HELD

          Gleason Corporation:

          James S.      60       1966       Chairman and President since
            Gleason                         January 1985.

          John B.       53       1986       Vice President-Administration
            Kodweis                         and Human Resources since December
                                            1992; Vice President-Human Resources
                                            and Public Affairs from May 1986 to
                                            November 1992.

          Ralph E.      61       1989       Vice President, Secretary
            Harper                          & Treasurer since August 1993; Vice
                                            President, Secretary & Corporate
                                            Counsel since December 1992;
                                            Secretary and Corporate Counsel from
                                            October 1989 to November 1992.

          John J.       34       1993       Vice President - Controller
            Perrotti                        since August 1993; Corporate
                                            Controller since December 1992;
                                            Director of Accounting and Reporting
                                            from January 1988 to November 1992.

                               EXECUTIVE
                                OFFICER           POSITIONS AND
          NAME          AGE      SINCE            OFFICES HELD

          Gleason Works:

          Robert J.     53       1991       Vice President-Tooling Products
            Ball                            Group and General Manager of Gleason
                                            Works Limited since February 1991;
                                            Managing Director of Gleason Works
                                            Limited from November 1989 to
                                            January 1991.

          David J.      40       1992       Vice President-Machine Products
            Burns                           Group since November 1992; General
                                            Manager-Standard Products Group from
                                            February 1991 to October 1992; Plant
                                            Manager of Gleason Works-Rochester
                                            from April 1989 to January 1991.

          Gary J.       51       1992       Vice President-Engineering
            Kimmet                          since December 1988.

          Richard       62       1993       Vice President-Technology
            Johnstone                       since May 1989.



          ITEM 11.  EXECUTIVE COMPENSATION

               The information required to be furnished by Item 402 of Regulation S-K is included in a definitive proxy statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14-A within 120 days after the close of the fiscal year ended December 31, 1994, which information is incorporated herein by reference.

          ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                    AND MANAGEMENT

               Certain information regarding security ownership of certain beneficial owners and management required to be furnished by Item 403 of Regulation S-K is included in a definitive proxy statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14-A within 120 days after the close of the fiscal year ended December 31, 1994, which information is incorporated herein by reference.



          ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
                    TRANSACTIONS

               None.


                                       PART IV

          ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                    AND REPORTS ON FORM 8-K

          (a) (1). The following is a list of the consolidated financial statements of the Company and its subsidiaries and Report of Independent Auditors presented in its Annual Report to Stockholders for the year ended December 31, 1994 which are incorporated herein by reference:

               Consolidated Statements of Operations - Years ended
                 December 31, 1994, 1993 and 1992.

               Consolidated Balance Sheets - December 31, 1994 and
                 1993.

               Consolidated Statements of Cash Flows - Years
                 ended December 31, 1994, 1993 and 1992.

               Consolidated Statements of Stockholders' Equity - Years
                 ended December 31, 1994, 1993 and 1992.

               Notes to Consolidated Financial Statements -
                 December 31, 1994.

               Report of Independent Auditors

               (2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

               (3) Exhibits required to be listed including exhibits incorporated by reference under this Item and filed as exhibits under (c) of this Item 14 pursuant to Item 601 Table I of Regulation S-K are as follows:

                    (3)  Articles of Incorporation and By-Laws.

                         (a) The Restated Certificate of Incorporation of Gleason Corporation, as filed with the Delaware Secretary of State on May 5, 1987, is incorporated by reference to Exhibit A of the Registrant's Form 10-Q for the quarter ended March 31, 1987.

                         (b) By-laws, as amended, are incorporated by reference to Exhibit 3(b) of Gleason Corporation Form 10-K, file number 1-8782, for the year ended December 31, 1991.

                    (4) Instruments defining the rights of security holders, including indentures.

                         (a)  See 3(a) and 3(b) above.

                         (b) Gleason Corporation Preferred Stock Purchase Rights Agreement, dated as of June 8, 1989, as amended, is incorporated by reference to the Registrant's Form 8-A Registration Statement dated June 8, 1989, Form 8 Amendment No. 1, dated March 2, 1990, and Form 8 Amendment No. 2, dated February 6, 1992.


                    (10) Material contracts.

                         (a)  Gleason Corporation Annual Management
                              Incentive Compensation Plan is filed as an exhibit to this Form 10-K. Refer to the Index to Exhibits.

                         (b) Gleason Corporation Supplemental Retirement Plan, as restated, is incorporated by reference to Exhibit 10(c) of Gleason Corporation Form 10-K, file number 1-8782, for the year ended December 31, 1993.

                         (c) A Supplemental Retirement Benefit Agreement between the Company and Richard Johnstone dated August 25, 1993 is incorporated by reference to Exhibit 10(d) of Gleason Corporation Form 10-K, file number 1-8782, for the year ended December 31, 1993.

                         (d) The Company's 1992 Stock Plan, as amended, is incorporated by reference to Exhibit 10(a) of Gleason Corporation Form 10-K, file number 1-8782, for the year ended December 31, 1992.

                         (e) Loan Agreement between Gleason Corporation and Chase Manhattan Bank, N.A. dated January 24, 1992 is incorporated by reference to
                              Exhibit 10(b) of Gleason Corporation Form 10-K, file number 1-8782, for the year ended December 31, 1991. There is an identical agreement with NBD Bank, N.A.

                              Amendment No. 1 to the Loan Agreement dated
                              May 6, 1993 is incorporated by reference to Exhibit (a) of Gleason Corporation Form 10-Q for the quarter ended March 31, 1993.

                              The loan agreement between Gleason
                              Corporation and Chase Manhattan Bank, N.A.
                              was extended through January 1, 1996. There is an identical extension agreement with NBD Bank, N.A.

                         (f) Executive Agreement between the Company and its executive officers (for which there are identical agreements for those officers listed in Part III, Item 10 of this Form 10-
                              K) is incorporated by reference to Exhibit
                              10(c) of Gleason Corporation Form 10-K, file number 1-8782, for the year ended December 31, 1991.

                         (g) The Company's 1981 Stock Plan, as amended January 23, 1990, is incorporated by reference to Exhibit I of Gleason Corporation Form 10-K, file number 1-8782, for the year ended December 31, 1989.

                         (h)  Trust Agreement for Gleason Corporation
                              executive agreements and Supplemental
                              Retirement Plan is incorporated by reference to Exhibit L of Gleason Corporation Form 10-K, file number 1-8782, for the year ended December 31, 1989.

                         (i) Gleason Corporation Plan for Deferral of Directors Fees is incorporated by reference to Exhibit J of Gleason Corporation Form 10-K, file number 1-8782, for the year ended December 31, 1988.

                         (j) Gleason Corporation Executive Life Insurance Program is incorporated by reference to Exhibit L of Gleason Corporation Form 10-K, file number 1-8782, for the year ended December 31, 1987.

                         (k) Gleason Corporation Long Term Disability Plan is incorporated by reference to Exhibit I of Gleason Corporation Form 10-K, file number 1-8782, for the year ended December 31, 1986.

                         (l)  Gleason Corporation 1986 Deferred
                              Compensation Plan is incorporated by
                              reference to Exhibit J of Gleason Corporation Form 10-K, file number 1-8782, for the year ended December 31, 1986.


                    (13) Portions of the Annual Report to Stockholders of
                         the registrant for the year ended December 31, 1994 expressly incorporated by reference into this Report. Refer to the Index to Exhibits.

                    (21) Subsidiaries of the registrant.  Refer to the
                         Index to Exhibits.

                    (23) Consent of Independent Auditors.  Refer to the
                         Index to Exhibits.

                    (24) Power of Attorney.  Refer to the Index to Exhibits.

                    (27) Financial Data Schedules.  Refer to Index to
                         Exhibits.


          (b)  Reports on Form 8-K filed in the fourth quarter of 1994:
               None.


          (c) and (d) Exhibits required by Item 601 of Regulation S-K and required by Article 5 of Regulation S-X under Item 8 are filed as exhibits to this Report on Form 10-K.

                                      SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Gleason Corporation
                                   Registrant


                                    James S. Gleason
                                    James S. Gleason
                                    Chairman, President and Director


                                    John J. Perrotti
                                    John J. Perrotti
                                    Vice President - Controller
                                    (Principal Financial and
                                      Accounting Officer)


          Date: March 28, 1995

          Pursuant to the requirements of the Securities Exchange Act of 1934, each of the following named directors has personally authorized the signing of this report on their behalf by the Attorney in Fact named below.

          Julian W. Atwater      )
          Robert W. Bjork        )
          J. David Cartwright    ) Directors
          James S. Gleason       )
          Donald D. Lennox       )
          Robert A. Sherman      )


          By:  Ralph E. Harper
               Ralph E. Harper
               Attorney in Fact

          Date: March 28, 1995

                         GLEASON CORPORATION AND SUBSIDIARIES
                                  INDEX TO EXHIBITS


               Certain exhibits to this report on Form 10-K have been incorporated by reference. For a list of these exhibits, see
          Item 14 hereof.

               The following exhibits are being filed herewith:

          Exhibit
            No.

          (10) Material Contracts

               (a)  Annual Management Incentive
                    Compensation Plan

          (13) Portions of the Annual Report to
               Stockholders of the Registrant for
               the year ended December 31, 1994
               expressly incorporated by reference
               into the Form 10-K

          (21) Subsidiaries of the Registrant

          (23) Consents of Experts and Counsel

               (a)  Consent of Ernst & Young LLP,
                    Independent Auditors

          (24) Power of Attorney

          (27) Financial Data Schedules