Form 10-Q
period 1995-03-31
GLEASON CORP /DE/
filed 1995-05-03
CIK 743239

Form 10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1995

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

The number of shares outstanding of the registrant's Common stock, par value $1 per share, at March 31, 1995 was 5,168,833 shares.


PART I - FINANCIAL INFORMATION
   Item 1. Financial Statements
                   GLEASON CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
                                                          (In thousands)
                                                    MARCH 31    DECEMBER 31
Assets                                                1995          1994
Current assets
  Cash and equivalents                               $  7,293     $  3,173
  Trade accounts receivable                            32,698       42,363
  Inventories                                          21,009       11,244
  Refundable income taxes                                 629          607
  Other current assets                                  5,758        3,304
    Total current assets                               67,387       60,691

Property, plant and equipment, at cost                147,418      145,722
  Less accumulated depreciation                        94,737       92,118
                                                       52,681       53,604

Other assets                                            6,610        6,191
Net assets of discontinued operations                   1,492        1,530

Total assets                                         $128,170     $122,016

Liabilities and Stockholders' Equity
Current liabilities
  Short-term borrowings                              $  2,501     $    613
  Current portion of long-term debt                     2,230           70
  Trade accounts payable                               12,232       10,335
  Income taxes                                          1,326        3,324
  Other current liabilities                            19,446       17,753
    Total current liabilities                          37,735       32,095

Long-term debt                                            502        2,600
Pension plans and other retiree benefits               42,518       42,543
Other liabilities                                       2,872        2,579

  Total liabilities                                    83,627       79,817

Stockholders' equity
  Common stock                                          5,796        5,796
  Additional paid-in capital                           11,874       11,909
  Retained earnings                                    43,137       40,870
  Cumulative foreign currency translation adjustment     (916)        (917)
  Minimum pension liability adjustment                 (5,009)      (5,009)
                                                       54,882       52,649
  Less treasury stock, at cost                         10,339       10,450

  Total stockholders' equity                           44,543       42,199

Total liabilities and stockholders' equity           $128,170     $122,016

See notes to consolidated financial statements.

                   GLEASON CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                                                     (In thousands, except
                                                      per share amounts)
                                                      THREE MONTHS ENDED
                                                            MARCH 31
                                                        1995        1994
Net sales                                           $  31,901    $  23,699

Costs and expenses
  Cost of products sold                                21,394       17,801
  Selling, general and
    administrative expenses                             5,986        4,961
  Research and development expenses                     1,419        1,072
  Interest(income)expense--net                            (53)          25
  Other(income)--net                                     (166)        (230)

Income before income taxes                              3,321           70

Provision for income taxes                                408            5

Net income                                          $   2,913    $      65


Weighted average number of common shares
  outstanding                                       5,164,951    5,163,002

Net income per share                                $     .56    $     .01


Cash dividends declared per common share            $    .125    $     .10

See notes to consolidated financial statements.

                     GLEASON CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                         (In thousands)
                                                       THREE MONTHS ENDED
                                                            MARCH 31
                                                        1995        1994
Cash flows from operating activities:
  Net income                                         $   2,913    $     65
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation and amortization                        2,364       2,344
    (Gain) on disposals of property, plant
      and equipment                                        (16)        (34)
   (Benefit) for deferred income taxes                    (317)       (327)
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                    9,779       3,289
      (Increase) in inventories                         (9,701)     (1,175)
      (Increase) decrease in other current assets       (2,451)      1,925
      Increase in trade accounts payable                 1,852       1,554
      (Decrease) in all other current
        operating liabilities                             (401)        (77)
      Other, net                                           238         323
    Discontinued operations                               (287)         50

  Net cash provided by
    operating activities                                 3,973       7,937

Cash flows from investing activities:
  Capital expenditures                                  (1,090)       (401)
  Proceeds from asset disposals                             16          69
  Proceeds from collection of notes receivable              46       1,156

  Net cash (used in) provided by investing
    activities                                          (1,028)        824

Cash flows from financing activities:
  Proceeds from short-term borrowings                    1,796         883
  Net (repayments) under
    revolving credit agreements                           (200)     (7,800)
  Proceeds from long-term debt                              39          25
  (Repayment) of long-term debt                            (17)        (45)
  Net stock issues                                          76         --
  Dividends paid                                          (646)       (516)

  Net cash provided by (used in)
    financing activities                                 1,048      (7,453)

Effect of exchange rate changes on cash
  and equivalents                                          127          45
Increase in cash and equivalents                         4,120       1,353
Cash and equivalents, beginning                          3,173       4,155

Cash and equivalents, ending                         $   7,293    $  5,508

See notes to consolidated financial statements.

              GLEASON CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1995
                          (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly (a) the results of operations for the three month periods ended March 31, 1995 and 1994, (b) the financial position at March 31, 1995 and December 31, 1994, and (c) the cash flows for the three month periods ended March 31, 1995 and 1994, of Gleason Corporation and subsidiaries.

2.  The results of operations for the three month period ended
    March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

3. All significant intercompany transactions are eliminated in consolidation.

4.  The components of inventories were as follows:

    (In thousands)                 3/31/95      12/31/94

    Raw materials and
      purchased parts              $ 2,509      $ 1,405
    Work in process                 13,243        6,955
    Finished goods                   5,257        2,884
                                   $21,009      $11,244

5.  The land and building of the Company's former Alliance Metal
    Stamping and Fabricating division remains classified as net assets of discontinued operations as the Company is continuing to seek a buyer for this real estate.

6. Net cash payments (refunds) for income taxes were $ 2,510,000 and ($2,169,000) for the three months ended March 31, 1995 and 1994, respectively. Interest payments were $28,000 and $131,000 for the three months ended March 31, 1995 and 1994, respectively.

              GLEASON CORPORATION AND SUBSIDIARIES

  Item 2.  Management's Discussion and Analysis
           of Results of Operations and Financial Condition

The following are management's comments relating to significant changes in the results of operations for the three month periods ended March 31, 1995 and 1994 and in the Company's financial condition during the three months ended March 31, 1995.

Results of Operations

The Company had net income for the first quarter ended March 31, 1995 of $2,913,000, or $.56 per share, compared to $65,000, or
$.01 per share, for the 1994 first quarter. Higher sales and improved margins were the primary reasons for the earnings increase.

Orders received in the quarter totaled $47.8 million, a 75 percent increase over 1994 first quarter levels. Order levels for all product lines showed improvement, with the largest increase occurring in the Company's machine product lines. The increase in machine orders is primarily due to the improved business outlook for most vehicle producers worldwide and the favorable acceptance of the Company's new machine products. The U.S. market continued to be the Company's strongest geographic sector, accounting for approximately 50 percent of the first quarter orders for machines. Backlog as of March 31, 1995 increased to $70.6 million from $54.7 million at December 31, 1994. Backlog at March 31, 1994 was $29.8 million.

Net sales for the quarter were $31,901,000, or 35 percent higher compared to the 1994 quarter. Total sales to each of the three major geographic regions, the Americas, Europe/Africa, and Asia/Pacific, increased compared to the 1994 first quarter. Shipments of gear production machines were 38 percent higher, with increases in both the bevel and parallel axis gear machine product lines. Bevel gear machines accounted for approximately
70 percent of total machine sales for the quarter, versus 75 percent in the 1994 quarter. Tooling sales increased 34 percent compared to the 1994 first quarter primarily due to higher shipments of bevel gear cutting tools. The Company expects that total sales in each of the three remaining 1995 quarters should be higher than those of the first quarter.

Cost of products sold as a percentage of sales were 67.1 percent compared to 75.1 percent for the three months ended March 31, 1995 and 1994, respectively. The lower cost of sales percentage is primarily due to improved gross margins on machine products. Machine margins benefited from higher production volumes through the Company's new factory and improved production efficiencies for many of the Company's newer machine models. Tooling margins also improved due to the operating leverage created by higher production volumes. Margins in the remaining three quarters are expected to be somewhat lower than the first quarter due to a higher percentage of machines in the overall sales mix. Margins on machines, in general, are lower than for tooling products.

                           (continued)

Selling, general and administrative (S,G&A) expenses were $5,986,000, or 18.8 percent of sales, and $4,961,000, or 20.9 percent of sales, for the quarters ended March 31, 1995 and 1994, respectively. Spending within the Company's worldwide sales and service offices increased compared to the 1994 period due to the establishment of direct sales representation in Europe and higher business activity levels. The decrease as a percentage of sales is attributable to the higher sales volumes. Commissions paid to outside dealers, as a percentage of sales, were relatively constant year over year.

Research and development expenses were $1,419,000, or 4.4 percent of sales, for the quarter ended March 31, 1995 compared to $1,072,000, or 4.5 percent of sales, for the 1994 quarter. Development spending is planned to increase by over 10 percent in 1995 compared to 1994 levels with major projects including a modernization program for the Company's tooling products and operations and a new CNC gear testing machine.

In the 1995 first quarter, the Company recorded a tax provision of $408,000 on pre-tax income of $3,321,000, or an effective tax rate of 12.3 percent, compared to an effective rate of 7.1 percent in the 1994 comparable period. The 1995 tax provision consisted primarily of foreign and domestic state taxes. The U.S. federal current income tax provision was offset by a deferred tax benefit resulting in an increase to the domestic deferred tax asset to approximately $4.1 million at March 31, 1995. Under the provisions of FAS No. 109, the Company has been limited in the amount of the deferred tax asset it has been able to record based on future income. Management has determined that it is more likely than not future income will be sufficient to fully realize the deferred asset recorded at March 31, 1995. As future domestic income is generated, additional deferred tax benefits can be recognized.

Liquidity and Capital Resources

Cash and cash equivalents increased $4,120,000 in the first three months of 1995 to $7,293,000 at March 31, 1995. Unused credit lines with banks, including revolving credit facilities, totaled $27.7 million at March 31, 1995. Dividend payments to stockholders totaled $646,000 in the three months ended March 31, 1995.

Net cash provided by operating activities was $3,973,000 in the 1995 first quarter compared to $7,937,000 in the comparable 1994 period. Operating cash flows were lower in 1995 due to higher working capital requirements and income tax payments. The higher working capital was attributable to higher inventory levels due to significantly increased business volumes. Payments for income taxes totaled $2,510,000 in the 1995 first quarter, versus net income tax refunds of $2,169,000 in the 1994 period. Higher operating earnings and reductions in trade accounts receivable contributed favorably to the first quarter operating cash flows. Cash collections on accounts receivable were higher in the first quarter of 1995 compared to the 1994 period due to much higher shipments in the 1994 fourth quarter compared to the prior year fourth quarter.

                       (continued)

Investing activities used $1,028,000 of cash in the 1995 three month period compared to cash provided by investing activities of $824,000 in the comparable prior year period. Proceeds from collections of notes receivable associated with the sales of former businesses totaled $46,000 ($1,156,000 in 1994.) Capital expenditures totaled $1,090,000 in the three months of 1995 compared to $401,000 in the first quarter of 1994. The Company expects full year capital spending levels in 1995 to approximately equal its depreciation expense.

The Company's cash balances, presently available lines of credit, and anticipated funds from operations should be sufficient to meet its near-term operating and investing activities.
Management believes it will be able to obtain additional long-term financing if such financing is required.





















Phoenix is a registered trademark of The Gleason Works.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

               None.


Item 2.   Changes in Securities

               None.


Item 3.   Default Upon Senior Securities

               None.


Item 4.   Submission of Matters to a Vote of Security Holders

          The Corporation's Annual Meeting of Stockholders
          was held on May 2, 1995.  Matters voted at the meeting
          were as follows:
                                        For       Withheld
   (1) Election of directors for
       three year terms:
          Martin L. Anderson         4,391,018     8,297
          John W. Guffy, Jr.         4,391,523     7,792
          Robert A. Sherman          4,389,574     9,741

                                        For       Against     Abstain
   (2) Appointment of Ernst & Young  4,391,678     3,388       4,249
       LLP as Independent Auditors
       for 1995.



Item 5.   Other Information

               None.


Item 6.   Exhibits and Reports on Form 8-K


          (b)  Reports on Form 8-K


                   None.

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                           GLEASON CORPORATION
                           Registrant




DATE:  May 3, 1995
                                  John J. Perrotti
                                  John J. Perrotti
                            Vice President - Controller
                            (Principal Financial Officer)