Form 10-Q
period 1995-06-30
GLEASON CORP /DE/
filed 1995-07-27
CIK 743239

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q
                           __________
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1995

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

The number of shares outstanding of the registrant's Common stock, par value $1 per share, at June 30, 1995 was 5,169,128 shares.


PART I - FINANCIAL INFORMATION
   Item 1. Financial Statements
                    GLEASON CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                        (In thousands)
                                                   JUNE 30     DECEMBER 31
                                                     1995         1994
Assets
Current assets
  Cash and equivalents                            $   2,448    $   3,173
  Trade accounts receivable                          36,854       42,363
  Inventories                                        22,864       11,244
  Refundable income taxes                               622          607
  Other current assets                                7,071        3,304
    Total current assets                             69,859       60,691

Property, plant and equipment, at cost              147,916      145,722
  Less accumulated depreciation                      96,617       92,118
                                                     51,299       53,604

Other assets                                          7,018        6,191
Net assets of discontinued operations                 1,455        1,530

Total assets                                      $ 129,631    $ 122,016


Liabilities and Stockholders' Equity
Current liabilities
  Short-term borrowings                           $   2,375    $     613
  Current portion of long-term debt                      40           70
  Trade accounts payable                             10,793       10,335
  Income taxes                                        1,230        3,324
  Other current liabilities                          17,831       17,753
    Total current liabilities                        32,269       32,095

Long-term debt                                        4,137        2,600
Pension plans and other retiree benefits             42,493       42,543
Other liabilities                                     3,284        2,579

  Total liabilities                                  82,183       79,817

Stockholders' equity
  Common stock                                        5,796        5,796
  Additional paid-in capital                         11,869       11,909
  Retained earnings                                  46,134       40,870
  Cumulative foreign currency translation adjustment (1,008)        (917)
  Minimum pension liability adjustment               (5,009)      (5,009)
                                                     57,782       52,649
  Less treasury stock, at cost                       10,334       10,450

  Total stockholders' equity                         47,448       42,199

Total liabilities and stockholders' equity        $ 129,631    $ 122,016

See notes to consolidated financial statements.

                    GLEASON CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                                                   (In thousands,except
                                                     per share amounts)
                                                     THREE MONTHS ENDED
                                                           JUNE 30
                                                       1995         1994
Net sales                                         $  40,604    $  27,608

Costs and expenses
  Cost of products sold                              28,429       20,222
  Selling, general and
    administrative expenses                           6,935        5,571
  Research and development expenses                   1,279        1,217
  Interest (income) --net                               (35)         (35)
  Other (income)--net                                  (273)        (225)

Income before income taxe                             4,269          858

Provision for income taxes                              626          255

Income from continuing operation                      3,643          603

Gain on disposal of discontinued operations              --        1,440

Net income                                        $   3,643    $   2,043

Weighted average number of common shares
  outstanding                                     5,168,943    5,162,980

Income per common share:
   Income from continuing operations              $     .70    $     .12
   Gain on disposal of discontinued operation            --          .28
   Net income                                     $     .70    $     .40


Cash dividends declared per common share          $    .125    $     .10

See notes to consolidated financial statements.

                    GLEASON CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                    (In thousands, except
                                                      per share amounts)
                                                       SIX MONTHS ENDED
                                                           JUNE 30
                                                      1995        1994
Net sales                                         $  72,505    $  51,307

Costs and expenses
  Cost of products sold                              49,823       38,023
  Selling, general and
    administrative expenses                          12,921       10,532
  Research and development expenses                   2,698        2,289
  Interest (income) --net                               (88)         (10)
  Other (income)--net                                  (439)        (455)

Income before income taxes                            7,590          928

Provision for income taxes                            1,034          260

Income from continuing operations                     6,556          668

Gain on disposal of discontinued operations              --        1,440

Net income                                        $   6,556    $   2,108

Weighted average number of common shares
  outstanding                                     5,166,958    5,162,991

Income per common share:
   Income from continuing operations              $    1.27    $     .13
   Gain on disposal of discontinued operations           --          .28
   Net income                                     $    1.27    $     .41


Cash dividends declared per common share          $     .25    $     .20

See notes to consolidated financial statements.

                   GLEASON CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                         (In thousands)
                                                        SIX  MONTHS ENDED
                                                            JUNE 30
                                                         1995       1994
Cash flows from operating activities:
  Net income                                      $   6,556    $   2,108
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation and amortization                     4,716        4,719
    (Gain) on disposals of property, plant
      and equipment                                     (24)         (83)
   (Benefit) for deferred income taxes                 (669)        (264)
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable      5,591       (3,514)
      (Increase) in inventories                     (11,167)      (3,410)
      (Increase) decrease in other current assets    (3,829)       2,133
      Increase in trade accounts payable                842        2,807
      Increase (decrease) in all other current
        operating liabilities                        (1,932)         830
      Other, net                                        616          770
    (Gain) on disposal of discontinued operations        --       (1,840)
    Discontinued operations                            (446)       1,123

  Net cash provided by operating activities             254        5,379

Cash flows from investing activities:
  Capital expenditures                               (2,904)      (1,117)
  Proceeds from asset disposals                          34          670
  Proceeds from collection of notes receivable           97        3,190

  Net cash provided by (used in) investing
    activities                                       (2,773)       2,743

Cash flows from financing activities:
  Proceeds from short-term borrowings                 1,731        1,407
  Net proceeds (repayments) under
    revolving credit agreements                       1,200       (6,500)
  Proceeds from long-term debt                          101           60
  (Repayment) of long-term debt                         (33)         (89)
  Net stock issues                                       76           --
  Dividends paid                                     (1,292)      (1,033)

    Net cash provided by (used in)
      financing activities                            1,783       (6,155)

Effect of exchange rate changes on cash
  and equivalents                                        11          154
Increase (decrease) in cash and equivalents            (725)       2,121
Cash and equivalents, beginning                       3,173        4,155

Cash and equivalents, ending                      $   2,448    $   6,276

See notes to consolidated financial statements.

              GLEASON CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1995
                            (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly (a) the results of operations for the three and six month periods ended June 30, 1995 and 1994, (b) the financial position at June 30, 1995 and December 31, 1994, and (c) the cash flows for the six month periods ended June 30, 1995 and 1994, of Gleason Corporation and subsidiaries.

2. The results of operations for the three and six month periods ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

3. All significant intercompany transactions are eliminated in consolidation.

4. Effective July 1, 1995, the Company acquired certain assets of Hurth Maschinen und Werkzeuge GmbH for approximately $10.5 million in cash. The Company will account for the acquisition under the purchase accounting method. The impact of this transaction is not reflected in this report on Form 10-Q.

5.   The components of inventories were as follows:

     (In thousands)            6/30/95       12/31/94

     Raw materials and
       purchased parts        $  2,734       $  1,405
     Work in process            13,583          6,955
     Finished goods              6,547          2,884
                              $ 22,864       $ 11,244

6.   The land and building of the Company's former Alliance Metal
     Stamping and Fabricating division remains classified as net assets of discontinued operations as the Company is continuing to seek a buyer for this real estate.

7. Net cash payments (refunds) for income taxes were $3,113,000 and ($2,447,000) for the six months ended June 30, 1995 and 1994, respectively. Interest payments were $102,000 and $269,000 for the six months ended June 30, 1995 and 1994, respectively.

                 GLEASON CORPORATION AND SUBSIDIARIES

Item 2.        Management's Discussion and Analysis
               of Results of Operations and Financial Condition

The following are management's comments relating to significant changes in the results of operations for the three and six month periods ended June 30, 1995 and 1994 and in the Company's financial condition during the six months ended June 30, 1995.

Results of Operations

The Company had income from continuing operations for the second quarter ended June 30, 1995 of $3,643,000, or $.70 per share, compared to $603,000, or $.12 per share, for the 1994 second quarter. Net income for the second quarter of 1994 of $2,043,000, or $.40 per share, included an after-tax gain of $1,440,000, or $.28 per share from discontinued operations.

For the six months ended June 30, 1995, the Company had income from continuing operations of $6,556,000, or $1.27 per share, compared to $668,000, or $.13 per share, in the 1994 first half.

Orders levels during the first six months of 1995 were $101.2 million, a 51 percent increase compared to the 1994 period. Orders for machine and tooling product lines increased 77 percent and 28 percent, respectively over the prior year. The increase in machine orders is attributable to the improved business outlook for most vehicle producers worldwide and the favorable acceptance of the Company's new machine products. Order activity from overseas markets improved significantly during the second quarter of 1995 with over 70 percent of the backlog for machine products at June 30, 1995 consisting of orders from foreign customers. Backlog as of June 30, 1995 increased to $83.4 million from $54.7 million at December 31, 1994. Backlog at June 30, 1994 was $42.0 million.

Net sales were $40,604,000 and $72,505,000 for the three and six month periods ended June 30, 1995, increases of 47 percent and 41 percent over the comparable 1994 periods. Higher shipment levels to customers in North/South America accounted for approximately 66 percent of the year over year increase for the six month period, with sales into the Asia/Pacific and Europe/Africa
regions also showing improvement.   Shipments of gear production
machines were 60 percent higher during the six month period with increases in both bevel and parallel axis gear machine product lines. Sales of parallel axis gear production machines accounted for 41 percent of 1995 first half machine sales.

Tooling sales increased 32 percent in the first half of 1995 compared to the first half of 1994 primarily due to the higher shipments of bevel gear cutting tools. Sales of other products, including spare parts, service, customer training, software and application support, increased 12 percent in the six months ended June 30, 1995 compared to the 1994 period.

Cost of products sold as a percentage of sales were 70.0 percent and 68.7 percent for the three and six month periods ended June 30, 1995 compared to 73.2 percent and 74.1 percent for the comparable 1994 periods. The lower cost of sales percentage is primarily due to improved gross margins on machine products partially offset by a higher percentage of machines in the sales mix. Machine margins benefited from higher production volumes through the Company's new factory and improved production efficiencies for many of the new machine models introduced in 1993 and 1994 which are now in full production and being manufactured at much lower costs than in the prior year. Tooling margins also improved due to the operating leverage created by higher production volumes. Margins in the remaining two quarters are expected to be somewhat lower than the first half of 1995 due to a higher percentage of machines in the overall sales mix. Margins on machines, in general, are lower than for tooling products.

                           (continued)

Selling, general and administrative expenses were $6,935,000, or 17.1 percent of sales, and $12,921,000, or 17.8 percent of sales, for the three and six month periods ended June
30, 1995. The comparable 1994 periods were $5,571,000, or 20.2 percent of sales, and $10,532,000, or 20.5 percent of sales. The decrease as a percentage of sales is attributable to the higher sales volumes. Spending within the Company's worldwide sales and service offices increased compared to the 1994 period due to the establishment of greater direct sales representation in Europe and higher business activity levels. Commissions paid to outside dealers, as a percentage of sales, were relatively constant year over year.

Research and development expenses were $1,279,000 and $2,698,000 for the three and six month periods ended June 30, 1995, compared to $1,217,000 and $2,289,000 in the three and six month periods ending June 30, 1994. 1995 full year development spending is planned to increase compared to 1994 levels with major projects including a modernization program for the Company's tooling products and a new CNC gear testing machine.

In the first half of 1995 the Company recorded a tax provision for continuing operations of $1,034,000, or an effective tax rate of 13.6 percent. The comparable 1994 period had an effective tax rate of 28.0 percent. The 1995 tax provision consisted primarily of foreign and domestic state taxes. The U.S. federal current income tax provision was offset by a deferred tax benefit resulting in an increase to the domestic deferred tax asset to approximately $4.5 million at June 30, 1995. Under the provisions of FAS No. 109, the Company has been limited in the amount of the deferred tax asset it has been able to record based on future income. Management has determined that it is more likely than not future income will be sufficient to fully realize the deferred asset recorded at June 30, 1995. As future domestic income is generated, additional deferred tax benefits can be recognized.

Liquidity and Capital Resources

Cash and cash equivalents decreased $725,000 in the first six months of 1995 to $2,448,000 at June 30, 1995. Borrowings under the Company's revolving credit agreements increased to $3,574,000 at June 30, 1995 from $2,135,000 at December 31, 1994. Unused credit lines with banks, including revolving credit facilities, totaled $25.9 million at June 30, 1995. The Company anticipates borrowings under its available credit facilities to increase in the second half of 1995 due to the purchase and working capital requirements of Hurth Maschinen und Werkzeuge GmbH and planned capital spending programs. Dividend payments to stockholders totaled $1,292,000 in the six months ended June 30, 1995.

Net cash provided by operating activities was $254,000 in the 1995 first half compared to $5,379,000 in the comparable 1994 period. Operating cash flows were lower in 1995 due to higher working capital requirements and net income tax payments. The higher working capital was attributable to higher inventory levels and deposits with vendors due to the increased business volumes. Payments for income taxes totaled $3,113,000 in the 1995 first half versus net income tax refunds of $2,447,000 in the 1994 period. Higher earnings and reductions in trade accounts receivable contributed favorably to operating cash flows.

Investing activities used $2,773,000 of cash in the 1995 six month period versus cash provided by investing activities of $2,743,000 in the comparable prior year period. Proceeds from collections of notes receivable associated with the sales of former businesses totaled $97,000 ($3,190,000 in 1994). Capital expenditures totaled $2,904,000 in the six months of 1995 compared to $1,117,000 in the first half of 1994. The Company expects full year capital spending levels in 1995 to approximately equal its depreciation expense.

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

                  None.


Item 5.  Other Information


                  None.


Item 6.  Exhibits and Reports on Form 8-K


         (b)   Reports on Form 8-K
               A Current Report on Form 8-K was filed on June
               30, 1995 for Item 2 related to the Company's acquisition of certain assets of Hurth Maschinen und Werkzeuge GmbH effective July 1, 1995.

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        GLEASON CORPORATION
                                        Registrant




DATE:  July 27, 1995
                                             John J. Perrotti
                                             John J. Perrotti
                                        Vice President - Controller
                                        (Principal Financial Officer)