Form 10-Q
period 1995-09-30
GLEASON CORP /DE/
filed 1995-11-13
CIK 743239

Page 1


                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q
                           __________
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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

The number of shares outstanding of the registrant's Common stock, par value $1 per share, at September 30, 1995 was 5,176,982 shares.

PART I - FINANCIAL INFORMATION
   Item 1. Financial Statements
                    GLEASON CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                                         (In thousands)
                                                    SEPTEMBER 30  DECEMBER 31
                                                         1995          1994
Assets
Current assets
    Cash and equivalents                            $   8,183     $   3,173
    Trade accounts receivable                          50,035        42,363
    Inventories                                        34,170        11,244
    Other current assets                                7,418         3,911
    Total current assets                               99,806        60,691

Property, plant and equipment, at cost                158,647       145,722
  Less accumulated depreciation                        98,957        92,118
                                                       59,690        53,604

Other assets                                            8,420         6,191
Net assets of discontinued operations                   1,418         1,530

Total assets                                        $ 169,334     $ 122,016

Liabilities and Stockholders' Equity
Current liabilities
  Short-term borrowings                             $   2,312     $     613
  Current portion of long-term debt                        23            70
  Trade accounts payable                               15,312        10,335
  Income taxes                                          2,201         3,324
  Other current liabilities                            29,354        17,753
    Total current liabilities                          49,202        32,095

Long-term debt                                         24,571         2,600
Pension plans and other retiree benefits               42,302        42,543
Other liabilities                                       3,262         2,579

  Total liabilities                                   119,337        79,817

Stockholders' equity
  Common stock                                          5,796         5,796
  Additional paid-in capital                           11,837        11,909
  Retained earnings                                    49,260        40,870
  Cumulative foreign currency translation adjustment   (1,682)         (917)
  Minimum pension liability adjustment                 (5,009)       (5,009)
                                                       60,202        52,649
  Less treasury stock, at cost                         10,205        10,450

  Total stockholders' equity                           49,997        42,199

Total liabilities and stockholders' equity          $ 169,334     $ 122,016

See notes to consolidated financial statements.

                   GLEASON CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                                      (In thousands,except
                                                       per share amounts)
                                                      THREE MONTHS ENDED
                                                         SEPTEMBER 30
                                                        1995          1994
Net sales                                           $  54,550     $  26,392

Costs and expenses
  Cost of products sold                                38,472        18,105
  Selling, general and
    administrative expenses                             9,802         5,854
  Research and development expenses                     1,533         1,053
  Interest  expense--net                                  327             3
  Other (income)--net                                    (328)         (140)

Income before income taxes                              4,744         1,517

Provision for income taxes                                972           485

Net income                                          $   3,772     $   1,032



Weighted average number of common shares
  outstanding                                       5,171,584     5,162,965

Net income per common share                         $     .73     $     .20


Cash dividends declared per common share            $    .125     $     .10

See notes to consolidated financial statements.

                   GLEASON CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                     (In thousands,except
                                                       per share amounts)
                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30
                                                        1995         1994
Net sales                                           $ 127,055     $  77,699

Costs and expenses
  Cost of products sold                                88,295        56,128
  Selling, general and
    administrative expenses                            22,723        16,386
  Research and development expenses                     4,231         3,342
  Interest (income) expense --net                         239            (7)
  Other (income)--net                                    (767)         (595)

Income from continuing operations before income taxes  12,334         2,445

Provision for income taxes                              2,006           745

Income from continuing operations                      10,328         1,700

Gain on disposal of discontinued operations                --         1,440

Net income                                          $  10,328     $   3,140

Weighted average number of common shares
  outstanding                                       5,168,517     5,162,982

Income per common share:
   Income from continuing operations                $    2.00     $     .33
   Gain on disposal of discontinued operations             --           .28
   Net income                                       $    2.00     $     .61


Cash dividends declared per common share            $    .375     $     .30

See notes to consolidated financial statements.


                   GLEASON CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                          (In thousands)
                                                        NINE  MONTHS ENDED
                                                           SEPTEMBER 30
                                                        1995        1994
Cash flows from operating activities:
  Net income                                        $  10,328     $   3,140
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation and amortization                       7,594         6,997
    (Gain) on disposals of property, plant
      and equipment                                       (26)          (51)
    (Benefit) for deferred income taxes                (1,121)         (245)
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable       (7,637)          736
      (Increase) in inventories                       (14,106)       (9,374)
      (Increase) decrease in other current assets      (3,537)        1,482
      Increase in trade accounts payable                4,958         3,041
      Increase in all other current operating
        liabilities                                     2,680         2,657
      Other, net                                          274          (513)
      (Gain) on disposal of discontinued operations        --        (1,840)
    Discontinued operations                              (435)        2,525

  Net cash provided by (used in) operating activities  (1,028)        8,555

Cash flows from investing activities:
  Capital expenditures                                 (5,087)       (1,683)
  Acquisition of assets of Hurth                      (10,582)           --
  Proceeds from asset disposals                            36         3,699
  Proceeds from collection of notes receivable            147         3,236

  Net cash provided by (used in) investing activities (15,486)        5,252

Cash flows from financing activities:
  Proceeds from short-term borrowings                   1,689         1,424
  Net proceeds (repayments) under
    revolving credit agreements                        21,700       (11,540)
  Proceeds from long-term debt                            111            72
  (Repayment) of long-term debt                           (50)         (122)
  Net stock issues                                        173            --
  Dividends paid                                       (1,938)       (1,549)

     Net cash provided by (used in)
      financing activities                             21,685       (11,715)

Effect of exchange rate changes on cash
  and equivalents                                        (161)          349
Increase in cash and equivalents                        5,010         2,441
Cash and equivalents, beginning                         3,173         4,155

Cash and equivalents, ending                        $   8,183     $   6,596

See notes to consolidated financial statements.

              GLEASON CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1995
                            (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly (a) the results of operations for the three and nine month periods ended September 30, 1995 and 1994, (b) the financial position at September 30, 1995 and December 31, 1994, and (c) the cash flows for the nine month periods ended September 30, 1995 and 1994, of Gleason Corporation and subsidiaries.

2. The results of operations for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

3. All significant intercompany transactions are eliminated in consolidation.

4.   On July 1, 1995, the Company acquired certain assets of
     Hurth Maschinen und Werkzeuge GmbH for approximately $10.6 million in cash. The Company accounted for the acquisition under the purchase accounting method.

5.   The components of inventories were as follows:

     (In thousands)            9/30/95       12/31/94

     Raw materials and
       purchased parts        $  3,719       $  1,405
     Work in process            23,930          6,955
     Finished goods              6,521          2,884
                              $ 34,170       $ 11,244

6.   The land and building of the Company's former Alliance Metal
     Stamping and Fabricating division are classified as net assets of discontinued operations at September 30, 1995 and December 31, 1994.

7. Net cash payments (refunds) for income taxes were $3,487,000 and ($1,398,000) for the nine months ended September 30, 1995 and 1994, respectively. Interest payments were $387,000 and $370,000 for the nine months ended September 30, 1995 and 1994, respectively.

               GLEASON CORPORATION AND SUBSIDIARIES

Item 2.        Management's Discussion and Analysis
               of Results of Operations and Financial Condition

The following are management's comments relating to significant changes in the results of operations for the three and nine month periods ended September 30, 1995 and 1994 and in the Company's financial condition during the nine months ended September 30, 1995.

Results of Operations

The Company had net income for the third quarter ended September 30, 1995 of $3,772,000, or $.73 per share, compared to
$1,032,000, or $.20 per share, for the 1994 third quarter. For the nine months ended September 30, 1995, the Company had net income of $10,328,000, or $2.00 per share, compared to $3,140,000, or $.61 per share, in the 1994 nine month period.
Net income for the 1994 period included a gain on the disposal of discontinued operations of $1,440,000, or $.28 per share.

Order levels for the three and nine month periods ended September 30, 1995 were $69.7 million and $170.9 million versus $43 and $110 million in the comparable 1994 periods. Orders for the Company's subsidiary, Hurth Maschinen und Werkzeuge GmbH, which was acquired on July 1, 1995, totaled $27.2 million for the third quarter, of which approximately $12.8 million related to a major
program from a single customer.   Machine and tooling orders,
excluding Hurth's products, increased in the nine month period 46 percent and 18 percent, respectively. The higher order rate is attributable to the success of the Company's new products and improving demand from the Company's overseas markets. Consolidated backlog at September 30, 1995 increased to $139.3 million from $54.7 million at December 31, 1994. Backlog at September 30, 1994 was $58.6 million. Orders for Hurth's products included in the current backlog totaled $54 million.

Net sales were $54,550,000 and $127,055,000 for the three and nine month periods ended September 30, 1995, compared to $26,392,000 and $77,699,000 for the comparable 1994 periods. The 1995 third quarter and year-to-date periods included sales of $13,951,000 from the Company's Hurth subsidiary. Machine product sales, excluding Hurth, increased 108 percent and 75 percent for the quarter and nine months compared to the prior year periods. Shipments of bevel gear production machines were approximately 66 percent higher in both the three and nine month periods ended September 30, 1995 compared to the prior year period. This improvement is attributable to higher production volumes in the light and heavy truck industries, which are the principal users of bevel gears. In addition, the quality and productivity advantages offered by the Company's Phoenix line of products, combined with relatively old age of the installed base of bevel gear-making equipment, has stimulated demand for replacement equipment. The higher shipments of bevel machines were primarily to the Asia/Pacific and North/South American regions.

The Company's parallel axis gear machine sales, excluding Hurth's products, increased 55 percent and 94 percent for the 1995 three and nine month periods versus the comparable 1994 periods.
Higher shipments of the Company's 125GH gear hobbing machine accounted for the majority of this increase. For the nine month period, shipments of these machines has more than doubled compared to the prior year. Shipments of parallel axis gear machines to customers in the U.S. accounted for 80 percent of the nine month total. With the inclusion of the Hurth machine product line, shipments of parallel axis gear machinery for the quarter exceeded, for the first time, those of the Company's bevel product line. The acquisition of Hurth has added complementary product lines which strengthen the Company's position in the parallel axis gear equipment market.

Tooling sales, excluding Hurth products, were higher in 1995 for both the quarter and nine month periods, increasing 26 percent in the first nine months of 1995 compared to the same period in 1994. This increase was primarily attributable to higher shipments of bevel gear cutting tools into all regions, with the largest portion of this increase being to the U.S. market. Sales of other products, which include spare parts, service, customer training, software and application support, increased 11 percent in the nine months of 1995 compared to the 1994 period primarily due to higher shipments of spare parts to customers in Europe and the Asia/Pacific region.

Cost of products sold as a percentage of sales were 70.5 percent and 69.5 percent for the three and nine month periods ended September 30, 1995 compared to 68.6 percent and 72.2 percent for the comparable 1994 periods. The higher cost of sales percentage in the third quarter compared to last year was due to a larger percentage of machines in the sales mix. Margins on machines, in general, are lower than for tooling products. This was partially offset by an improvement in machine margins for the quarter. The reduction in the cost of sales percentage for machines for the three and nine month periods was primarily due to benefits derived from higher production volumes through the Company's new factory and improved production efficiencies for many of the new machine models introduced in 1993 and 1994 which are now in full production and being manufactured at much lower costs than in the prior year. Tooling margins also improved due to the operating leverage created by higher production volumes. Margins in the fourth quarter of 1995 are expected to be somewhat lower than the first three quarters of the year due to a higher percentage of machines in the overall sales mix.

Selling, general and administrative expenses were $9,802,000, or
18.0 percent of sales, and $22,723,000, or 17.9 percent of sales, for the three and nine month periods ended September 30, 1995. The comparable 1994 periods were $5,854,000, or 22.2 percent of sales, and $16,386,000, or 21.1 percent of sales. The decrease as a percentage of sales is attributable to the higher sales volumes. The increase in spending levels is due to the addition of Hurth, the establishment of greater direct sales representation in Europe, and higher business activity levels. Commissions paid to outside dealers, as a percentage of sales, increased with higher sales into regions where the Company is represented by third party machine dealers.

Research and development expenses were $1,533,000 and $4,231,000 for the three and nine month periods ended September 30, 1995, an increase compared to the 1994 periods of 46 percent and 27 percent respectively. Development spending for the year is planned to increase compared to 1994 levels with major projects including a modernization program for the Company's tooling products and a new CNC gear testing machine.

For the first nine months of 1995 the Company recorded a tax provision of $2,006,000, or an effective tax rate of 16.3 percent. The comparable 1994 period had an effective tax rate of
30.5 percent. The 1995 tax provision consisted primarily of foreign and domestic state taxes. The federal current income tax provision was offset by a deferred tax benefit resulting in an increase to the domestic deferred tax asset to approximately $4.9 million at September 30, 1995. Under the provisions of FAS No. 109, the Company has been limited in the amount of the deferred tax asset it has been able to record based on future income. Management has determined that it is more likely than not future income will be sufficient to fully realize the deferred asset recorded at September 30, 1995. As future domestic income is generated, additional deferred tax benefits can be recognized.

Liquidity and Capital Resources

Cash and cash equivalents increased $5,010,000 in the first nine months of 1995 to $8,183,000 at September 30, 1995. The cash on hand at quarter-end was primarily at the Company's overseas operating units. Borrowings under the Company's revolving credit agreements increased to $24 million at September 30, 1995 from $2.1 million at December 31, 1994. In the third quarter of 1995, the Company entered into a new three-year $40 million unsecured revolving credit agreement, of which $10 million of the facility is allocated to standby letters of credit and bank guarantees. Unused credit lines with banks, including revolving credit facilities, totaled $8.9 million at September 30, 1995.
Dividend payments to stockholders totaled $1,938,000 in the nine months ended September 30, 1995.

For the nine month period ending September 30 ,1995, net cash used by operating activities totaled $1,028,000 versus net cash provided by operations of $8,555,000 in the comparable 1994 period. Operating cash flows were reduced in 1995 due to higher working capital requirements, income tax payments and lower cash flow from discontinued operations. Higher operating earnings in 1995 partially offset these negative effects on operating cashflows. The increase in working capital, associated with the higher business volumes and the addition of the Hurth operations, included higher inventory and accounts receivable levels and deposits with vendors, partially offset by increases in accounts payable. Payments for income taxes totaled $3,487,000 in the 1995 first nine months versus net income tax refunds of $1,398,000 in the 1994 period. Operating cash flows for the 1994 nine month period were favorably impacted by the liquidation of inventory and collections of accounts receivable of the Alliance Metal Stamping and Fabricating division which was closed in the third quarter of 1994.

Investing activities used $15,486,000 of cash in the 1995 nine month period versus cash provided of $5,252,000 in the comparable prior year period. Uses of cash for investing activities in 1995 included the purchase of the assets of Hurth for $10.6 million. Capital expenditures totaled $5,087,000 through nine months compared to $1,683,000 in the first nine months of 1994. The Company expects full year capital spending levels in 1995 to be somewhat lower than its depreciation expense. Other contributing factors to the year-to-year variance in cash flows associated with investing activities included higher proceeds in 1994 from collections of notes receivable associated with the sales of former businesses ($147,000 in 1995 versus $3,236,000 in 1994)
and higher proceeds from the sale of assets in 1994 which included $3,550,000 from the sale of machinery and equipment of discontinued operations.

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

                   None.

Item 3.  Default Upon Senior Securities

                   None.


Item 4.  Submission of Matters to a Vote of Security Holders

                   None.


Item 5.  Other Information

                   None.


Item 6.  Exhibits and Reports on Form 8-K
         (a) Material Contracts - The credit agreement between the Company and its subsidiaries and the Chase Manhattan Bank, N.A. and NBD Bank dated September 29, 1995 is filed as an exhibit to this Form 10-Q.

         (b)   Reports on Form 8-K
               Amendment No. 1 to the Current Report on Form 8-K dated June 30, 1995 was filed on Form 8-K/A dated July 10, 1995 for Item 7(c) related to the Company's acquisition of certain assets of Hurth Maschinen und Werkzeuge GmbH.

               Amendment No. 2 to the Current Report on Form 8-K dated June 30, 1995 was filed on Form 8-K/A dated August 24, 1995 for Items 7(a) and (b) related to the Company's acquisition of certain assets of Hurth Maschinen und Werkzeuge GmbH.

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        GLEASON CORPORATION
                                        Registrant




DATE:  November 10, 1995                      John J. Perrotti
                                              John J. Perrotti
                                           Vice President - Finance
                                           (Chief Financial Officer)