Form 10-Q/A
period 1995-09-30
GLEASON CORP /DE/
filed 1996-01-03
CIK 743239

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                           FORM 10-Q/A
                           __________
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

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

           EXHIBIT 27 - FINANCIAL DATA SCHEDULE

              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        GLEASON CORPORATION
                                        Registrant




DATE:  January 3, 1996
                                            John J. Perrotti
                                            John J. Perrotti
                                         Vice President - Finance
                                         (Chief Financial Officer)