Form 10-K405
period 1995-12-31
GLEASON CORP /DE/
filed 1996-03-28
CIK 743239

S E C U R I T I E S  A N D  E X C H A N G E  C O M M I S S I O N
                    Washington, D. C.  20549

                           FORM 10-K
                          ___________

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.
    For the fiscal year ended December 31, 1995.

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     The aggregate market value of registrant's voting stock held by non-affiliates as of March 14, 1996 was approximately
$220,941,317.

     The number of shares of Common Stock, $1.00 par value, outstanding as of March 14, 1996 was 5,183,374 shares.



              Documents Incorporated by Reference

      Portions of the Company's Annual Report to Stockholders for the year ended December 31, 1995 are incorporated by reference into Parts I and II of this Form 10-K.

      Portions of the Company's proxy statement, dated March 29, 1996, filed in connection with its 1996 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. Certain documents previously filed with the SEC have been incorporated by reference into Part IV of this Form 10-K.

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

      In 1995, the Company acquired certain assets and technology of Hurth Maschinen und Werkzeuge GmbH, a Munich, Germany-based leader in the design and production of cylindrical gear machinery and tooling. Further information regarding the acquisition is presented in Note 2 of the Notes to the Consolidated Financial Statements in the Company's Annual Report to Stockholders for the year ended December 31, 1995, which is incorporated herein by reference.

      In 1989, the Company announced that its Components Group, which consisted of four businesses that manufacture industrial products including powder metal parts, metal stampings and precision plastic parts, was for sale. In December 1991, the Company sold Pennsylvania Pressed Metals, Inc., the largest of its four Components Group operations. In 1992, the Company sold two of the three remaining businesses, Alliance Precision Plastics and Alliance Carolina Tool and Mold. In 1994, the Company ceased operations at the last remaining Components Group business, Alliance Metal Stamping and Fabricating, and sold the machinery and equipment located at this division's facility. Further information regarding discontinued operations is presented in Note 3 of the Notes to the Consolidated Financial Statements in the Company's Annual Report to Stockholders for the year ended December 31, 1995, which is incorporated herein by reference.


Description of Business

      The Company operates in one business segment engaged in the design, manufacture and sale of gear production machinery and equipment. The Company has manufacturing operations in Rochester, New York, Munich, Germany and Plymouth, England. The Company sold its former Belgian manufacturing operation to a new company owned by former employees of the Company in the fourth quarter of 1993. The successor company serves as a contract manufacturer for some of the Company's products.

      Foreign and domestic operations, export sales and major customer financial information is presented in Note 14 of the Notes to the Consolidated Financial Statements in the Company's Annual Report to Stockholders for the year ended December 31, 1995, which is incorporated herein by reference.

Products

Bevel Gear Products

      The Company believes it is the world leader in the technology, design, application and methods of production of hypoid and other bevel gears, and in the manufacture of machines for the production of these gears.

      Hypoid and other bevel gears are used to transmit mechanical power at an angle, such as from the drive shaft to the rear-driven axle of an automobile. The gears produced by Gleason machines are used in drive trains of automobiles, sport utility vehicles, trucks, buses, aircraft, marine, agricultural and construction machinery, and must meet a wide range of complex specifications which are determined by the function required of a particular gear set.

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

      The Company designs and produces tooling, including cutting tools and workholding equipment, principally for use on its bevel gear production machines. Other products include spare parts, service, and gear design software.

Cylindrical Gear Products

      The Company also manufactures machines for the production of spur and helical gears up to 20 inches in diameter. Spur and helical or cylindrical gears are used for the straight-line or parallel transmission of mechanical power. This type of gearing has a broad range of applications, such as the main drive axles of passenger cars with front-wheel-drive and transverse mounted engines, automotive transmissions, speed reducers, pumps and gear motors.

     In 1993, the Company began making shipments of its first
PHOENIX machine for cylindrical gear production. This machine, the 125GH gear hobber has significantly increased the Company's sales in this market.

      The acquisition of Hurth in 1995 added complementary product lines which strengthen the Company's position in the cylindrical gear equipment market. Hurth has been a leader in the technology and production processes for shaving and fine finishing of cylindrical gears. Similar to the Company's other gear equipment, the Company offers tooling, spare parts and field service for its cylindrical gear machines.

Marketing

      The Company's sales and service functions in North America and Europe are performed directly by employees of the Company.
Sales in other territories are generally handled by independent foreign machinery dealers.

      In 1994, the Company acquired a 20 percent interest in OGA
Corporation, its exclusive sales and service representative in Japan and Taiwan, in order to strengthen its presence and enhance growth in that region.

      Overseas markets are important to the Company. The percentage of sales outside the United States was 65 percent and 53 percent in 1995 and 1994, respectively. The majority of overseas sales were to European and Asian customers. Sales to overseas markets in 1995 were higher as a percentage of total sales primarily due to the addition of Hurth sales which were more heavily concentrated in Europe.

      The domestic and foreign automotive and truck industries accounted for approximately 74 percent and 73 percent of sales in 1995 and 1994, respectively.

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


Backlog

      Backlog (unshipped orders), is an important measure of short-term business activity. Because of the nature of the industry, backlog is subject to fluctuation. As of December 31, 1995 backlog totaled $124.5 million compared to $54.7 million as of December 31, 1994. Backlog for the Hurth operation included in the December 31, 1995 totals was $49.3 million. The remaining increase of $20.5 million in backlog was driven primarily by the increased demand for bevel gear machine products, with orders for for these products up 41 percent in 1995 over 1994 levels. The Company expects substantially all of the December 31, 1995 backlog to be shipped by the end of 1996.


Research and Development

      Amounts expended for research and development are presented in the Consolidated Statements of Operations of the

Company's Annual Report to Stockholders for the year ended
December 31, 1995, which is incorporated herein by reference.


Patents

      The Company owns a substantial number of United States and foreign patents and patent applications. The Company is not significantly dependent upon any one patent or group of patents for its business.


Employees

      At December 31, 1995, the Company had 1,455 employees. Many employees possess a high degree of engineering, technical and mechanical skills. Employee relations are considered good. With the exception of government-mandated Workers Council representation in Germany, the Company's employees are not represented by any collective bargaining agent.


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

ITEM 2.  PROPERTIES

      The Company's corporate office is located in Rochester, New
York and its manufacturing operations are conducted at plants in Rochester, Munich, Germany and Plymouth, England.

     A table of the major facilities and products manufactured is displayed below:

                          Plant               Principal
     Location          Square Footage         Products


Owned Facilities

Rochester, New York        721,400         Gear production machines,
                                           workholding equipment
                                           and cutting tools

Plymouth, England          106,000         Cutting tools


Leased Facilities

Munich, Germany            248,000         Cylindrical gear
                                           production machines and
                                           tooling



     The Munich facility is being leased for a five year term ending in 2000. The Company owns approximately 250 acres of undeveloped land in Monroe County, New York and leases office space in various locations around the world. The Company has retained ownership of the land and buildings of Alliance Precision Plastics and Alliance Carolina Tool and Mold, which were sold in 1992. These properties are being leased to the new owners of these businesses. In 1995, the Company sold the land and building of its former Alliance Metal Stamping and Fabricating division.

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


                            PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
         AND RELATED STOCKHOLDER MATTERS


     Information regarding the market for the Company's common stock and related stockholder matters presented in the Company's Annual Report to Stockholders for the year ended
December 31, 1995 is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data presented in the Five Year Review of the Company's Annual Report to Stockholders for the year ended
December 31, 1995 is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion of Financial Condition and Results of Operations is presented in the Company's Annual Report to Stockholders for the year ended December 31, 1995 and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements and supplementary data of the Company and its subsidiaries presented in the Company's Annual Report to Stockholders for the year ended December 31, 1995 are incorporated herein by reference:

     Consolidated Statements of Operations - Years ended December
31, 1995, 1994 and 1993.

     Consolidated Balance Sheets - December 31, 1995 and 1994.

     Consolidated Statements of Cash Flows - Years ended December
31, 1995, 1994 and 1993.

     Consolidated Statements of Stockholders' Equity - Years ended December 31, 1995, 1994 and 1993.

     Notes to Consolidated Financial Statements - December 31,
1995.

     Quarterly Results of Operations.



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE


     None.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information required to be furnished by Items 401 and 405 of Regulation S-K are described in a definitive proxy statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14-A within 120 days after the close of the fiscal year ended December 31, 1995, which information is incorporated herein by reference. Additional information required to be furnished by Item 401 of Regulation S-K is as follows:


          List of Executive Officers of the Registrant

                     EXECUTIVE
                      OFFICER           POSITIONS AND
NAME          AGE      SINCE            OFFICES HELD

Gleason Corporation:

James S.      61       1966       Chairman and President since
  Gleason                         January 1985.

David J.      41       1992       Executive Vice President since
  Burns                           August 1995; Vice President -
                                  Machine Products Group from
                                  November 1992 to July 1995;
                                  General Manager-Standard
                                  Products Group from February
                                  1991 to October 1992; Plant
                                  Manager of Gleason Works-
                                  Rochester from April 1989 to
                                  January 1991.


John B.       54       1986       Vice President-Administration
  Kodweis                         and Human Resources since
                                  December 1992; Vice President-Human
                                  Resources and Public Affairs from May
                                  1986 to November 1992.

                     EXECUTIVE
                      OFFICER           POSITIONS AND
NAME          AGE      SINCE            OFFICES HELD

Ralph E.      62       1989       Vice President, Secretary
  Harper                          & Treasurer since August 1993; Vice
                                  President, Secretary & Corporate
                                  Counsel since December 1992;
                                  Secretary and Corporate Counsel
                                  from October 1989 to November 1992.

John J.       35       1993       Vice President - Finance since
   Perrotti                       August 1995; Vice President -
                                  Controller from August 1993 to July
                                  1995; Controller from December 1992
                                  to July 1993; Director of Accounting
                                  and Reporting from January 1988 to
                                  November 1992.

John W.       33       1995       Controller since August 1995;
  Pysnack                         Director of Accounting and Reporting
                                  from January 1995 to July 1995;
                                  Finance Manager from October 1991 to
                                  December 1994.

Gleason Works:

Robert J.     54       1991       Vice President-Tooling Products
  Ball                            Group and General Manager of Gleason
                                  Works Limited since February 1991;
                                  Managing Director of Gleason Works
                                  Limited from November 1989 to January
                                  1991.

Gary J.       52       1992       Vice President-Engineering
  Kimmet                          since December 1988.



ITEM 11.  EXECUTIVE COMPENSATION

     The information required to be furnished by Item 402 of Regulation S-K is included in a definitive proxy statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14-A within 120 days after the close of the fiscal year ended December 31, 1995, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     Certain information regarding security ownership of certain beneficial owners and management required to be furnished by Item 403 of Regulation S-K is included in a definitive proxy statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14-A within 120 days after the close of the fiscal year ended December 31, 1995, which information is incorporated herein by reference.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS

     None.


                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K

(a) (1). The following is a list of the consolidated financial statements of the Company and its subsidiaries and Report of Independent Auditors presented in its Annual Report to Stockholders for the year ended December 31, 1995 which are incorporated herein by reference:

     Consolidated Statements of Operations - Years ended
       December 31, 1995, 1994 and 1993.
     Consolidated Balance Sheets - December 31, 1995 and
       1994.
     Consolidated Statements of Cash Flows - Years
       ended December 31, 1995, 1994 and 1993.
     Consolidated Statements of Stockholders' Equity - Years
       ended December 31, 1995, 1994 and 1993.
     Notes to Consolidated Financial Statements -
       December 31, 1995.
     Report of Independent Auditors

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

         (10)  Material contracts.

               (a) Loan Agreement between Gleason Corporation and Chase Manhattan Bank, N.A. and NBD Bank, dated September 29, 1995 is incorporated by reference to Exhibit 6(a) of Gleason Corporation Form 10-Q, file number 1-8782, for the quarter ended September 30, 1995.

               (b) Gleason Corporation Annual Management Incentive Compensation Plan is incorporated by reference to Exhibit 10(a) of Gleason Corporation Form 10-K, file number 1-8782, for the year ended December 31, 1994.

               (c) Gleason Corporation Supplemental Retirement Plan, as restated, is incorporated by reference to Exhibit 10(c) of Gleason Corporation Form 10-K, file number 1-8782, for the year ended December 31, 1993.

               (d) A Supplemental Retirement Benefit Agreement between the Company and Richard Johnstone dated August 25, 1993 is incorporated by reference to Exhibit 10(d) of Gleason Corporation Form 10-K, file number 1-8782, for the year ended December 31, 1993.

               (e) The Company's 1992 Stock Plan, as amended, is incorporated by reference to Exhibit 10(a) of Gleason Corporation Form 10-K, file number 1-8782, for the year ended December 31, 1992.

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

         (11)  Computation of Per Share Earnings.  Refer to the
               Index to Exhibits.

         (13) Annual Report to Stockholders of the registrant for the year ended December 31, 1995 expressly incorporated by reference into this Report.
               Refer to the Index to Exhibits.

         (21) Subsidiaries of the registrant. Refer to the Index to Exhibits.

         (23)  Consent of Independent Auditors.  Refer to the
               Index to Exhibits.

         (24)  Power of Attorney.  Refer to the Index to Exhibits.

         (27)  Financial Data Schedules.  Refer to the Index to
               Exhibits.


(b)  Reports on Form 8-K filed in the fourth quarter of 1995:
     None.

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


                          Gleason Corporation
                          Registrant


                          James S. Gleason
                          James S. Gleason
                          Chairman, President and Director


                          John J. Perrotti
                          John J. Perrotti
                          Vice President - Finance


                          John W. Pysnack
                          John W. Pysnack
                          Controller


Date: March 28, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the following named directors has personally authorized the signing of this report on their behalf by the Attorney in Fact named below.

Martin L. Anderson     )
Julian W. Atwater      )
Robert W. Bjork        )
J. David Cartwright    )  Directors
James S. Gleason       )
John W. Guffey, Jr.    )
Donald D. Lennox       )
Robert A. Sherman      )


By:  Ralph E. Harper
     Ralph E. Harper
     Attorney in Fact

Date: March 28, 1996

              GLEASON CORPORATION AND SUBSIDIARIES
                       INDEX TO EXHIBITS


     Certain exhibits to this report on Form 10-K have been incorporated by reference. For a list of these exhibits, see
Item 14 hereof.

     The following exhibits are being filed herewith:

Exhibit
  No.

(11) Computation of Per Share Earnings

(13) Portions of the Annual Report to
     Stockholders of the Registrant for the
     year ended December 31, 1995 expressly
     incorporated by reference into the Form 10-K.

(21) Subsidiaries of the Registrant

(23) Consents of Experts and Counsel

     (a)  Consent of Ernst & Young LLP,
          Independent Auditors

(24) Power of Attorney

(27) Financial Data Schedules