Form 10-Q
period 1996-03-31
GLEASON CORP /DE/
filed 1996-05-10
CIK 743239

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q
                                __________
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1996

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

The number of shares outstanding of the registrant's Common stock, par value $1 per share, at March 31, 1996 was 5,186,681 shares.


PART I - FINANCIAL INFORMATION
   Item 1. Financial Statements
                    GLEASON CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
                                                           (In thousands)
                                                      MARCH 31     DECEMBER 31
Assets                                                   1996           1995
Current assets
  Cash and equivalents                               $   1,741      $   9,926
  Trade accounts receivable                             67,728         65,288
  Inventories                                           34,826         29,565
  Deferred income taxes                                  4,113          4,113
  Other current assets                                   5,727          5,468
    Total current assets                               114,135        114,360

Property, plant and equipment, at cost                 162,533        161,699
  Less accumulated depreciation                        103,113        100,751
                                                        59,420         60,948

Deferred income taxes                                   14,755         14,755
Other assets                                             7,056          7,135

Total assets                                         $ 195,366      $ 197,198

Liabilities and Stockholders' Equity

Current liabilities
  Short-term borrowings                              $   1,640      $   1,489
  Current portion of long-term debt                          6              6
  Trade accounts payable                                15,377         16,153
  Income taxes                                           4,703          2,335
  Other current liabilities                             32,782         33,968
    Total current liabilities                           54,508         53,951

Long-term debt                                          19,788         25,315
Pension plans and other retiree benefits                38,586         38,876
Other liabilities                                        5,714          5,765

  Total liabilities                                    118,596        123,907

Stockholders' equity
  Common stock                                           5,797          5,796
  Additional paid-in capital                            11,696         11,749
  Retained earnings                                     73,064         69,112
  Cumulative foreign currency translation
    adjustment                                          (2,652)        (2,156)
  Minimum pension liability adjustment                  (1,093)        (1,093)
                                                        86,812         83,408
  Less treasury stock, at cost                          10,042         10,117

  Total stockholders' equity                            76,770         73,291

Total liabilities and stockholders' equity           $ 195,366      $ 197,198


See notes to consolidated financial statements.

                   GLEASON CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                       (Dollars in thousands,
                                                        except per share
                                                        amounts)
                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                          1996           1995
Net sales                                            $  59,510      $  31,901

Costs and expenses
  Cost of products sold                                 40,371         21,394
  Selling, general and
    administrative expenses                             10,200          5,986
  Research and development expenses                      1,788          1,419
  Interest (income) expense --net                          341            (53)
  Other (income)--net                                     (328)          (166)

Income before income taxes                               7,138          3,321

Provision for income taxes                               2,538            408

Net income                                           $   4,600      $   2,913


Primary earnings per common share                    $     .86      $     .56

Fully diluted earnings per common share              $     .86      $     .56

Weighted average number of common shares outstanding:
  Primary                                            5,355,470      5,164,951
  Fully diluted                                      5,377,630      5,164,951

Cash dividends declared per common share             $    .125      $    .125


See notes to consolidated financial statements.


                   GLEASON CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                            (In thousands)
                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                          1996           1995
Cash flows from operating activities:
  Net income                                         $   4,600      $   2,913
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation and amortization                        2,831          2,364
    (Gain) on disposals of property, plant
      and equipment                                         (5)           (16)
   Provision (benefit) for deferred income taxes           605           (317)
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable        (2,966)         9,779
      (Increase) in inventories                         (5,557)        (9,701)
      (Increase) in other current assets                  (356)        (2,451)
      Increase (decrease) in trade accounts payable       (699)         1,852
      (Decrease) in all other current operating
        liabilities                                       (233)          (401)
      Other, net                                           941            (49)

  Net cash provided by (used in) operating activities     (839)         3,973

Cash flows from investing activities:
  Capital expenditures                                  (1,518)        (1,090)
  Proceeds from asset disposals                             10             16
  Proceeds from collection of notes receivable              54             46

  Net cash (used in) investing activities               (1,454)        (1,028)

Cash flows from financing activities:
  Proceeds from short-term borrowings                      182          1,796
  Net (repayments) under revolving
    credit agreements                                   (5,381)          (200)
  Proceeds from long-term debt                              22             39
  (Repayment) of long-term debt                             (3)           (17)
  Net stock issues                                          23             76
  Dividends paid                                          (648)          (646)

  Net cash provided by (used in) financing
     activities                                         (5,805)         1,048

Effect of exchange rate changes on cash
  and equivalents                                          (87)           127
Increase (decrease) in cash and equivalents             (8,185)         4,120
Cash and equivalents, beginning                          9,926          3,173

Cash and equivalents, ending                         $   1,741      $   7,293

See notes to consolidated financial statements.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1996
                            (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly (a) the results of operations for the three month periods ended March 31, 1996 and 1995
     (b) the financial position at March 31, 1996 and December 31, 1995, and (c) the cash flows for the three month periods ended March 31, 1996 and 1995, of Gleason Corporation and subsidiaries.

2.   The results of operations for the three month periods ended
     March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

3. All significant intercompany transactions are eliminated in consolidation.

4.   The components of inventories were as follows:

     (In thousands)             3/31/96       12/31/95

     Raw materials and
       purchased parts        $   5,264      $   5,373
     Work in process             23,400         18,889
     Finished goods               6,162          5,303
                               $ 34,826       $ 29,565


5. Net cash payments for income taxes were $288,000 and $2,510,000 for the three months ended March 31, 1996 and 1995, respectively. Interest payments were $154,000 and $28,000 for the three months ended March 31, 1996 and 1995, respectively.

               GLEASON CORPORATION AND SUBSIDIARIES

Item 2.        Management's Discussion and Analysis
               of Results of Operations and Financial Condition

The following are management's comments relating to significant changes in the results of operations for the three month periods ended March 31, 1996 and 1995 and in the Company's financial condition during the three months ended March 31, 1996.

Results of Operations

The Company had net income for the first quarter ended March 31, 1996 of $4.6 million, or $.86 per share, compared to $2.9 million, or $.56 per share, for the 1995 first quarter. Operating earnings before interest and taxes for the first quarter were $7.5 million, or $1.40 per share, compared to $3.3 million, or $.63 per share, in the 1995 first quarter. The improvement in operating earnings compared to the 1995 quarter was primarily attributable to benefits from higher operating volumes and incremental earnings provided by the Company's Gleason-Hurth subsidiary, which was acquired in the 1995 third quarter.

Order levels in the first quarter were $55.1 million compared to $55.2 million in the fourth quarter of 1995 and $47.8 million in the prior year first quarter. First quarter order levels, excluding Hurth products, declined 13 percent compared to the 1995 first quarter. Machine orders were lower as demand for cylindrical gear hobbing machines was down somewhat from recent quarters. Orders for tooling were 17 percent lower compared to last year's first quarter, but 13 percent higher than in the 1995 fourth quarter. Backlog as of March 31, 1996 decreased slightly to $120.1 million from $124.5 million at December 31, 1995. Backlog at March 31, 1995 was $70.6 million.

Net sales were $59.5 million for the three month period ended March 31, 1996, an 87 percent increase compared to the 1995 quarter. Sales increased 32 percent quarter over quarter, excluding the Hurth operation, primarily due to higher machine shipments. Shipments of new bevel gear and cylindrical gear production machines increased compared to the prior year period by 50 percent and 31 percent, respectively.

Cost of products sold as a percentage of sales were 67.8 percent for the three month period ended March 31, 1996 compared to 67.1 percent for the comparable 1995 period. The higher percentage was attributable to a larger percentage of machines in the overall sales mix. Margins on machine products, in general, are lower than those on tooling and other products. This effect was partially offset by the inclusion of Hurth products in the 1996 first quarter, which had a favorable impact on overall margins, and improved margins on machine products for the quarter. The margin improvement for machines was the result of a favorable mix of higher margin bevel gear machine products and the positive effects of higher production volumes which increased the coverage of fixed operating costs.

Selling, general and administrative expenses were $10.2 million, or 17.1 percent of sales, for the first quarter of 1996 compared to $6.0 million, or 18.8 percent of sales, in the 1995 first quarter. The decrease as a percentage of sales is attributable to the higher sales levels, including the integration of Hurth products into the existing Gleason sales network. Commissions paid to outside dealers increased in total and as a percentage of sales with higher sales to regions where the Company is represented by third party machine dealers.

Research and development expenses were $1.8 million in the first quarter of 1996, an increase of 26 percent compared to the 1995
period.   Full year development spending in 1996 is expected to
exceed 1995 levels with new product development programs for both bevel and cylindrical gear products and manufacturing technology initiatives for the Company's tooling operations.

The Company recorded a tax provision at an effective tax rate of
35.6 percent for the quarter compared to 12.3 percent in the 1995 first quarter. In 1995, the Company recorded certain deferred tax benefits which significantly lowered its effective tax rate. In addition, the incremental earnings from the Hurth operation increased the consolidated effective tax rate in the 1996 first quarter as the statutory tax rate in Germany is higher than at the Company's other operations.


Liquidity and Capital Resources

Borrowings under the Company's revolving credit facilities decreased to $19.2 million at March 31, 1996 from $24.7 million at December 31, 1995. Cash and cash equivalents decreased $8.2 million in the first three months of 1996 to $1.7 million. Available unused short and long-term credit lines with banks, including revolving credit facilities, totaled $17.8 million at March 31, 1996. Dividend payments to stockholders totaled $.6 million in the first quarter.

Operating activities in the first quarter used cash of $.8 million compared to net cash provided by operating activities of $4.0 million in the comparable 1995 period. Operating cash flows were lower in the 1996 quarter primarily due to an increase in trade accounts receivable and a decrease in accounts payable and advance payments received from customers compared to their 1995 year-end balances. The 1995 first quarter operating cash flows were favorably impacted by a decrease in accounts receivable and an increase in trade payables. Sales in the first quarter of 1995 were 37 percent lower than in the preceding quarter which contributed to the reduction in accounts receivable in the 1995 first quarter. Sales in the first quarter of 1996 were only 15 percent lower than those in the 1995 fourth quarter. These factors gave rise to additional uses of cash in the 1996 first quarter which were partially offset by the favorable effects of higher operating earnings and lower income tax payments. Investing activities used $1.5 million of cash in the first quarter versus $1.0 million in the comparable prior year period. Capital expenditures totaled $1.5 million compared to $1.1 million in the 1995 first quarter. Capital expenditures for the 1996 full year are planned to increase from last year's level of $8.3 million, with the majority of the spending planned for further investments to upgrade existing production capabilities.

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

                  None.

Item 3.  Default Upon Senior Securities

                  None.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Corporation's Annual Meeting of Stockholders was held on May 7, 1996. Matters voted at the meeting were as follows:


                                                 For              Withheld
         (1) Election of directors for
             three year terms:
               Julian W. Atwater              4,276,842            387,540
               Robert W. Bjork                4,276,792            387,590
               Donald D. Lennox               4,275,894            388,488


                                                 For      Against  Abstain
        (2) Approval of an amendment to the
            Certificate of Incorporation
            to increase the number of shares
            of Common Stock that the Company
            is authorized to issue from
            8,750,000 shares, par value
            $1.00 per share, to 20,000,000
            shares, par value $1.00 per share  3,642,910  1,009,068  12,404


                                                  For     Against   Abstain
        (3) Appointment of Ernst & Young LLP
            as Independent Auditors for 1996.   4,646,106      9,393   8,883

Item 5.  Other Information

                  None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

                Exhibit 3: Certificate of Amendment of Certificate of Incorporation of Gleason Corporation filed in the Office of the Secretary of State of Delaware on May 8, 1996.

                Exhibit 27:  Financial Data Schedule

         (b) Reports on Form 8-K

                     None

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        GLEASON CORPORATION
                                        Registrant




DATE:  May 9, 1996

                                              John J. Perrotti
                                              John J. Perrotti
                                         Vice President - Finance
                                         (Chief Financial Officer)