Form 10-Q
period 1996-06-30
GLEASON CORP /DE/
filed 1996-08-09
CIK 743239

Page 1


                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q
                                __________
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1996

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

The number of shares outstanding of the registrant's Common stock, par value $1 per share, at June 30, 1996 was 5,194,113 shares.


PART I - FINANCIAL INFORMATION
   Item 1. Financial Statements

                   GLEASON CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                       (Dollars in thousands)
                                                    JUNE 30        DECEMBER 31
                                                      1996             1995
Assets
Current assets
   Cash and equivalents                            $   2,351      $   9,926
   Trade accounts receivable                          74,076         65,288
   Inventories                                        31,521         29,565
   Deferred income taxes                               4,113          4,113
   Other current assets                                5,914          5,468
    Total current assets                             117,975        114,360

Property, plant and equipment, at cost               163,864        161,699
   Less accumulated depreciation                     105,568        100,751
                                                      58,296         60,948

Deferred income taxes                                 14,755         14,755
Other assets                                           6,956          7,135

Total assets                                       $ 197,982      $ 197,198

Liabilities and Stockholders' Equity

Current liabilities
   Short-term borrowings                           $   1,924      $   1,489
   Current portion of long-term debt                       6              6
   Trade accounts payable                             14,350         16,153
   Income taxes                                        4,114          2,335
   Other current liabilities                          31,158         33,968
    Total current liabilities                         51,552         53,951

Long-term debt                                        19,710         25,315
Pension plans and other retiree benefits              38,141         38,876
Other liabilities                                      7,915          5,765

   Total liabilities                                 117,318        123,907

Stockholders' equity
   Common stock                                        5,797          5,796
   Additional paid-in capital                         11,570         11,749
   Retained earnings                                  77,153         69,112
   Cumulative foreign currency
    translation adjustment                            (2,854)        (2,156)
   Minimum pension liability adjustment               (1,093)        (1,093)
                                                      90,573         83,408
   Less treasury stock, at cost                        9,909         10,117
   Total stockholders' equity                         80,664         73,291

Total liabilities and stockholders' equity         $ 197,982      $ 197,198

See notes to consolidated financial statements.


                    GLEASON CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                     (Dollars in thousands,
                                                    except per share amounts)
                                                      THREE MONTHS ENDED
                                                            JUNE 30
                                                         1996         1995
Net sales                                          $  65,157      $  40,604

Costs and expenses
  Cost of products sold                               44,488         28,429
  Selling, general and
    administrative expenses                           11,376          6,935
  Research and development expenses                    1,998          1,279
  Interest (income) expense --net                        186            (35)
  Other (income)--net                                   (289)          (273)

Income before income taxes                             7,398          4,269

Provision for income taxes                             2,660            626

Net income                                         $   4,738      $   3,643


Primary earnings per common share                  $     .88      $     .70

Fully diluted earnings per common share            $     .88      $     .70

Weighted average number of common shares
  outstanding:
  Primary                                          5,383,030      5,168,943
  Fully diluted                                    5,383,030      5,168,943

Cash dividends declared per common share           $    .125      $    .125


See notes to consolidated financial statements.


                    GLEASON CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                      (Dollars in thousands,
                                                    except per share amounts)
                                                        SIX MONTHS ENDED
                                                            JUNE 30
                                                       1996          1995
Net sales                                          $ 124,667      $  72,505

Costs and expenses
  Cost of products sold                               84,859         49,823
  Selling, general and
    administrative expenses                           21,576         12,921
  Research and development expenses                    3,786          2,698
  Interest (income) expense --net                        527            (88)
  Other (income)--net                                   (617)          (439)

Income before income taxes                            14,536          7,590

Provision for income taxes                             5,198          1,034

Net income                                         $   9,338      $   6,556


Primary earnings per common share                  $    1.74      $    1.27

Fully diluted earnings per common share            $    1.74      $    1.27

Weighted average number of common shares
  outstanding:
  Primary                                          5,369,534      5,166,958
  Fully diluted                                    5,375,783      5,166,958

Cash dividends declared per common share           $     .25      $     .25


See notes to consolidated financial statements.


                  GLEASON CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                      (Dollars in thousands)
                                                          SIX MONTHS ENDED
                                                              JUNE 30
                                                          1996         1995
Cash flows from operating activities:
  Net income                                          $   9,338    $   6,556
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation and amortization                         5,545        4,716
    (Gain) on disposals of property, plant
      and equipment                                         (10)         (24)
   Provision (benefit) for deferred income taxes            908         (669)
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable         (9,728)       5,591
      (Increase) in inventories                          (2,528)     (11,167)
      (Increase) in other current assets                   (579)      (3,829)
      Increase (decrease) in trade accounts payable      (1,698)         842
      (Decrease) in all other current operating
        liabilities                                      (2,026)      (1,932)
      Other, net                                          2,415          170

  Net cash provided by operating activities               1,637          254

Cash flows from investing activities:
  Capital expenditures                                   (3,145)      (2,904)
  Proceeds from asset disposals                              26           34
  Proceeds from collection of notes receivable               54           97

   Net cash (used in) investing activities               (3,065)      (2,773)

Cash flows from financing activities:
  Proceeds from short-term borrowings                       486        1,731
  Net proceeds (repayments) under revolving
    credit agreements                                    (5,413)       1,200
  Proceeds from long-term debt                               85          101
  (Repayment) of long-term debt                              (3)         (33)
  Net stock issues                                           30           76
  Dividends paid                                         (1,297)      (1,292)

   Net cash provided by (used in) financing
    activities                                           (6,112)       1,783

Effect of exchange rate changes on cash
  and equivalents                                           (35)          11
(Decrease) in cash and equivalents                       (7,575)        (725)
Cash and equivalents, beginning                           9,926        3,173

Cash and equivalents, ending                          $   2,351    $   2,448


See notes to consolidated financial statements.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1996
                            (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly (a) the results of operations for the three and six-month periods ended June 30, 1996 and 1995 (b) the financial position at June 30, 1996 and December 31, 1995, and (c) the cash flows for the six-month periods ended June 30, 1996 and 1995, of Gleason Corporation and subsidiaries.

2. The results of operations for the three and six-month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

3. All significant intercompany transactions are eliminated in consolidation.


4.   The components of inventories were as follows:

     (In thousands)            6/30/96  12/31/95

     Raw materials and
       purchased parts        $  4,312  $  5,373
     Work in process            21,703    18,889
     Finished goods              5,506     5,303
                              $ 31,521  $ 29,565


5. Net cash payments for income taxes were $1,231,000 and $3,113,000 for the six months ended June 30, 1996 and 1995, respectively. Interest payments were $694,000 and $102,000 for the six months ended June 30, 1996 and 1995, respectively.

              GLEASON CORPORATION AND SUBSIDIARIES

Item 2.        Management's Discussion and Analysis
               of Results of Operations and Financial Condition

The following are management's comments relating to significant changes in the results of operations for the three and six-month periods ended June 30, 1996 and 1995 and in the Company's financial condition during the six months ended June 30, 1996.

Results of Operations

The Company had net income for the second quarter ended June 30, 1996 of $4.7 million, or $.88 per share, compared to $3.6 million, or $.70 per share, for the 1995 second quarter. Operating income (earnings before interest and taxes) for the second quarter of 1996 was $7.6 million, or $1.41 per share, compared to $4.2 million, or $.82 per share, in the 1995 quarter.

Net income for the six months ended June 30, 1996 was $9.3 million, or $1.74 per share, compared to $6.6 million, or $1.27 per share, in the 1995 period. Operating income for the 1996 six-month period was $15.1 million, or $2.81 per share, compared to $7.5 million, or $1.45 per share, in 1995. The improvement in operating earnings from 1995 is primarily attributable to benefits from higher operating volumes and incremental earnings from the Company's Gleason-Hurth subsidiary, which was acquired on July 1, 1995.

Order levels in the first half of 1996 were $134.5 million compared to $101.2 million in the prior year first half. Orders received in the second quarter of 1996 totaled $79.4 million, representing a record high quarterly total for the Company. Machine product orders in the 1996 first half, excluding orders for Hurth, increased 17 percent compared to the 1995 period.
This increase was attributable to higher orders for bevel gear production machines, which increased 57 percent over the first half of 1995. In the second quarter, the Company received two large orders, totaling $24 million, for bevel gear production equipment from U.S. vehicle and axle manufacturers. The majority of the shipments associated with these two orders are expected to ship in 1997. The significant increase in bevel gear equipment orders is driven largely by the need for vehicle producers to modernize their manufacturing operations by replacing their older bevel gear equipment with new technology. Orders received for cylindrical gear production machinery, excluding Hurth, were down 54 percent in the six-month period of 1996 compared to the first half of 1995 primarily due to a reduction in orders received from European customers. Tooling orders, excluding Hurth, were 12 percent lower than in the first half of 1995 for both bevel cutting tools and workholding equipment with lower order levels from overseas customers. Backlog at June 30, 1996 increased to $134.4 million from $124.5 million at December 31, 1995 and $83.4 million at June 30, 1995.

Net sales were $65.2 million and $124.7 million for the three and six-month periods ended June 30, 1996, increases of 61 percent and 72 percent over the same periods last year. These increases were due to incremental sales from the Company's Hurth operation and increased shipments of bevel gear production machines.
Sales, excluding Hurth, increased 7 percent and 18 percent for the three and six-month periods compared to 1995. Shipments of bevel gear production machines were 66 percent higher in the first half of 1996 compared to the prior year period. Approximately 80 percent of total sales in the first six months of 1996 were to customers outside of the U.S.

Sales of cylindrical gear production machines accounted for over 50 percent of total machine sales in the first half of 1996. Machines produced by the Company's Gleason-Hurth subsidiary accounted for 68 percent of the first half cylindrical gear production machine shipments. Sales of cylindrical gear production equipment, excluding Hurth, declined 11 percent in the first six months of 1996 compared to the 1995 first half primarily due to lower shipments to U.S. customers.

Sales of the Company's tooling products, excluding Hurth, increased slightly in the first half of 1996 compared to the first half of 1995. This increase was attributable to higher sales of bevel workholding equipment primarily in the Asia/Pacific market.

The Company expects a decline in sales during the third quarter due to summer shutdown periods at many of its customers' plants. Despite the anticipated lower sales volumes for the third quarter, the Company expects second half sales to be comparable to those of the first half. These forward-looking statements are subject to a number of factors that could cause actual results to differ materially from those expected. These risk factors include, but are not limited to, the possibility that the Company will fail to receive information from customers required to design and manufacture products scheduled for shipment in the second half in time to enable the Company to complete and ship the products by year-end, and possible delays in development of new products that are scheduled for shipment in the second half.

Cost of products sold as a percentage of sales were 68.3 percent and 68.1 percent for the three and six-month periods ended June 30, 1996 compared to 70.0 percent and 68.7 percent for the comparable 1995 periods. The inclusion of Hurth products in the first half of 1996 had a favorable impact on margins. Excluding Hurth products, the cost of products sold as a percentage of sales would have been slightly higher for the 1996 six-month period than in the prior year. This is attributable to the higher percentage of machines in the sales mix. Generally, machine products have lower margins than tooling and other products. This negative effect was largely offset by the positive effects of higher production volumes which increased the coverage of fixed operating costs.

Selling, general and administrative expenses as a percentage of sales were 17.5 percent and 17.3 percent for the three and six-month periods ended June 30, 1996 compared to 17.1 percent and
17.8 percent for the comparable 1995 periods. Spending decreased as a percentage of sales for the six-month period due to the higher sales levels, including the integration of Gleason-Hurth products into the existing Gleason sales network. The increase in spending as a percentage of sales for the second quarter is due to higher commission expense. Commissions paid to outside dealers increased as a percentage of sales for both the quarter and first half with higher sales into the Asia/Pacific and South American regions where the Company is represented by independent machine dealers.

Research and development expenses were $2.0 million and $3.8 million in the second quarter and first half of 1996 compared to
$1.3 million and $2.7 million in the 1995 periods.   Full year
development spending in 1996 is expected to exceed 1995 levels because of increased spending for new product development for bevel and cylindrical gear production equipment and manufacturing technology initiatives for the Company's tooling operations.

Net interest expense increased to $527,000 in the 1996 first half compared to net interest income of $88,000 in the 1995 six-month period. The increase in expense was attributable to higher average borrowings outstanding under the Company's revolving credit facilities. The higher debt is associated with higher working capital requirements with the increased business volumes, higher capital expenditures during the second half of 1995 and first half of 1996, and the acquisition of Hurth in the 1995 third quarter.

The Company recorded a tax provision of $5.2 million, or an effective tax rate of 36 percent, for the first six months of 1996. The effective tax rate for the 1995 period was 13.6 percent. In 1995, the Company recorded certain deferred tax benefits which significantly lowered its effective tax rate. In addition, the inclusion of Hurth operations (located in Munich) increased the consolidated effective tax rate in the 1996 first half as the statutory tax rate in Germany is higher than at the Company's other operations.


Liquidity and Capital Resources

Borrowings under the Company's revolving credit facilities decreased to $19.0 million at June 30, 1996 from $24.7 million at December 31, 1995. Cash and cash equivalents decreased $7.6 million in the first six months of 1996 to $2.4 million. Available unused short and long-term credit lines with banks, including revolving credit facilities, totaled $18.5 million at June 30, 1996. Dividend payments to stockholders totaled $1.3 million in the six months ended June 30, 1996.

Operating activities provided $1.6 million of cash in the first half of 1996 compared to $.3 million in the comparable 1995 period. Operating cash flows were higher in 1996 primarily due to higher operating earnings and a lower increase in inventories, partially offset by an increase in trade accounts receivable. The increase in accounts receivable is attributable to the increase in sales. Sales in the first half of 1996 were 72 percent higher than in the same period of 1995.

Investing activities used $3.1 million of cash in the 1996 six-month period versus $2.8 million in the comparable prior year period. Capital expenditures totaled $3.1 million compared to $2.9 million in the first half of 1995. The Company expects capital expenditures for the 1996 full year to exceed the prior year's level of $8.3 million, with the majority of the spending planned for further investments to upgrade existing production capabilities.

In July 1996, the Company's Board of Directors authorized the repurchase of up to 10 percent of the Company's currently outstanding common stock in open market or privately negotiated transactions. At June 30, 1996, there were 5,194,113 shares of common stock outstanding.

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

                  None


Item 5.  Other Information

                  None.


Item 6.  Exhibits and Reports on Form 8-K


         a)   Exhibits:

                    Exhibit 27:  Financial Data Schedule

         b)   Reports on Form 8-K

                    None

             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        GLEASON CORPORATION
                                        Registrant




DATE:  August 8, 1996
                                               John J. Perrotti
                                               John J. Perrotti
                                           Vice President - Finance
                                           (Chief Financial Officer)