Form 10-K
period 1996-12-31
GLEASON CORP /DE/
filed 1997-03-27
CIK 743239

S E C U R I T I E S  A N D  E X C H A N G E  C O M M I S S IO N
                       Washington, D. C.  20549

                           FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.
    For the fiscal year ended December 31, 1996.

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

     The aggregate market value of registrant's voting stock held by non-affiliates as of March 13, 1997 was approximately
$132,209,521.

     The number of shares of Common Stock, $1.00 par value, outstanding as of March 13, 1997 was 4,979,880.

              Documents Incorporated by Reference

      Portions of the Company's Annual Report to Stockholders for the year ended December 31, 1996 are incorporated by reference into Parts I and II of this Form 10-K.

      Portions of the Company's proxy statement, dated March 31, 1997, filed in connection with its 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. Certain documents previously filed with the SEC have been incorporated by reference into Part IV of this Form 10-K.

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

     In 1995, the Company acquired certain assets and technology of Hurth Maschinen und Werkzeuge GmbH, a Munich, Germany-based leader in the design and production of cylindrical gear machinery and tooling. Further information regarding the acquisition is presented in Note 2 of the Notes to the Consolidated Financial Statements in the Company's Annual Report to Stockholders for the year ended December 31, 1996, which is incorporated herein by reference.

     In 1989, the Company announced that its Components Group, which consisted of four businesses that manufacture industrial products including powder metal parts, metal stampings and precision plastic parts, was for sale. In December 1991, the Company sold Pennsylvania Pressed Metals, Inc., the largest of its four Components Group operations. In 1992, the Company sold two of the three remaining businesses, Alliance Precision Plastics and Alliance Carolina Tool and Mold. In 1994, the Company ceased operations at the last remaining Components Group business, Alliance Metal Stamping and Fabricating, and sold the machinery and equipment located at this division's facility. Further information regarding discontinued operations is presented in Note 3 of the Notes to the Consolidated Financial Statements in the Company's Annual Report to Stockholders for the year ended December 31, 1996, which is incorporated herein by reference.

Description of Business

     The Company operates in one business segment engaged in the design, manufacture and sale of gear production machinery and equipment. The Company has manufacturing operations in Rochester, New York, Munich, Germany, and Plymouth, England. In 1996, the Company began the establishment of a manufacturing facility at its operation in Bangalore, India. The Company sold its former Belgian manufacturing operation to a new company owned by former employees of the Company in the fourth quarter of 1993. The successor company serves as a contract manufacturer for some of the Company's products.

     Foreign and domestic operations, export sales and major customer financial information is presented in Note 14 of the Notes to the Consolidated Financial Statements in the Company's Annual Report to Stockholders for the year ended December 31, 1996, which is incorporated herein by reference.

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

      Overseas markets are important to the Company. The percentage of sales outside the United States was 73 percent and 65 percent in 1996 and 1995, respectively. The majority of overseas sales were to European and Asian customers. Sales to overseas markets in 1996 were higher as a percentage of total sales primarily due to higher shipments to the Asia-Pacific region and the full year addition of Hurth sales which were more heavily concentrated outside the U.S.

     The domestic and foreign automotive and truck industries accounted for approximately 76 percent and 74 percent of sales in 1996 and 1995, respectively.

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

Backlog

     Backlog (unshipped orders), is an important measure of short-term business activity. Because of the nature of the industry, backlog is subject to fluctuation. As of December 31, 1996 backlog totaled $122.8 million compared to $124.5 million as of December 31, 1995. The Company expects substantially all of the December 31, 1996 backlog to be shipped by the end of 1997.


Research and Development

     Amounts expended for research and development are presented in the Consolidated Statements of Operations in the Company's Annual Report to Stockholders for the year ended December 31, 1996, which is incorporated herein by reference.


Patents

     The Company owns a substantial number of United States and foreign patents and patent applications. The Company is not significantly dependent upon any one patent or group of patents for its business.

Employees

     At December 31, 1996, the Company had 1,543 employees. Many employees possess a high degree of engineering, technical and mechanical skills. Employee relations are considered good. With the exception of government-mandated Workers Council representation in Germany, the Company's employees are not represented by any collective bargaining agent.

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

ITEM 2.  PROPERTIES

     The Company's corporate office is located in Rochester, New
York and its manufacturing operations are conducted at plants in Rochester, Munich, Germany and Plymouth, England. In 1996, the Company began the establishment of a manufacturing facility at its operation in Bangalore, India. The activity at this location was not material to overall operations in 1996.

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
                                            machines and tooling

     The Munich facility is being leased for a term ending in 2001.
The Company owns approximately 250 acres of undeveloped land in Monroe County, New York and leases office space in various locations around the world. The Company retained ownership of the land and buildings of Alliance Precision Plastics and Alliance Carolina Tool and Mold, which were sold in 1992, and leased these properties to the new owners of these businesses. In March of 1997, the Company sold the Alliance Carolina Tool and Mold property to the lessee. In 1995, the Company sold the land and building of its former Alliance Metal Stamping and Fabricating division.

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


                            PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
         AND RELATED STOCKHOLDER MATTERS


     Information regarding the market for the Company's Common Stock and related stockholder matters presented in the Company's Annual Report to Stockholders for the year ended December 31, 1996 is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data presented in the Five Year Review in the Company's Annual Report to Stockholders for the year ended December
31, 1996 is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion of Financial Condition and Results of Operations is presented in the Company's Annual Report to Stockholders for the year ended December 31, 1996 and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements and supplementary data of the Company and its subsidiaries presented in the Company's Annual Report to Stockholders for the year ended
December 31, 1996 are incorporated herein by reference:

     Consolidated Statements of Operations - Years ended December 31, 1996, 1995 and 1994.

     Consolidated Balance Sheets - December 31, 1996 and 1995.

     Consolidated Statements of Cash Flows - Years ended December 31, 1996, 1995 and 1994.

     Consolidated Statements of Stockholders' Equity - Years ended December 31, 1996, 1995 and 1994.

     Notes to Consolidated Financial Statements - December 31, 1996.

     Quarterly Results of Operations.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information required to be furnished by Items 401 and 405 of Regulation S-K are described in a definitive proxy statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14-A within 120 days after the close of the fiscal year ended December 31, 1996, which information is incorporated herein by reference. Additional information required to be furnished by Item 401 of Regulation S-K is as follows:


          List of Executive Officers of the Registrant

                     EXECUTIVE
                      OFFICER           POSITIONS AND
NAME          AGE      SINCE            OFFICES HELD

James S.       62      1966         Chairman and President since
  Gleason                           January 1985.


David J.       42      1992         Executive Vice President since
  Burns                             August 1995; Vice President - Machine
                                    Products Group from  November 1992 to
                                    July 1995; General Manager - Standard
                                    Products Group from February 1991 to
                                    October 1992.


John B.        55      1986         Vice President - Administration
  Kodweis                           and Human Resources since 1992.


Ralph E.       63      1989         Vice President, Secretary
  Harper                            & Treasurer since August 1993; Vice
                                    President, Secretary & Corporate
                                    Counsel since 1992.

                      EXECUTIVE
                       OFFICER          POSITIONS AND
NAME          AGE      SINCE            OFFICES HELD

John J.        36      1993         Vice President - Finance since
  Perrotti                          August 1995; Vice President -
                                    Controller from August 1993 to July
                                    1995;  Controller from 1992 to
                                    July 1993.

John W.        34      1995         Controller since August 1995;
  Pysnack                           Director of Accounting and Reporting
                                    from January 1995 to July 1995;
                                    Finance Manager from October 1991
                                    to December 1994.



ITEM 11.  EXECUTIVE COMPENSATION

     The information required to be furnished by Item 402 of Regulation S-K is included in a definitive proxy statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14-A within 120 days after the end of the fiscal year ended December 31, 1996, which information is incorporated herein by reference.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     Certain information regarding security ownership of certain beneficial owners and management required to be furnished by Item 403 of Regulation S-K is included in a definitive proxy statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14-A within 120 days after the end of the fiscal year ended December 31, 1996, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS

     Information regarding relationships is included in a definitive proxy statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14-A within 120 days after the end of the fiscal year ended December 31, 1996, which information is incorporated herein by reference.

                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K

(a) (1) The following is a list of the consolidated financial statements of the Company and its subsidiaries and Report of Independent Auditors presented in its Annual Report to Stockholders for the year ended December 31, 1996 which are incorporated herein by reference:

     Consolidated Statements of Operations - Years ended
      December 31, 1996, 1995 and 1994.

     Consolidated Balance Sheets - December 31, 1996 and
      1995.

     Consolidated Statements of Cash Flows - Years ended December 31, 1996, 1995 and 1994.

     Consolidated Statements of Stockholders' Equity - Years ended December 31, 1996, 1995 and 1994.

     Notes to Consolidated Financial Statements -
      December 31, 1996.

     Report of Independent Auditors.

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

                 (b) The Certificate of Amendment of the Certificate of
                     Incorporation of Gleason Corporation as filed with the Delaware Secretary of State on May 8, 1996 is incorporated by reference to Exhibit 3 of the Registrants Form 10-Q for the quarter ended
                     March 31, 1996.

                 (c) By-laws, as amended, are incorporated by reference
                     to Exhibit 3(b) of Gleason Corporation Form 10-K, file number 1-8782, for the year ended December 31, 1991.

          (4) Instruments defining the rights of security holders, including indentures.

                 (a) See 3(a), 3(b) and 3(c) above.

                 (b) Gleason Corporation Preferred Stock Purchase Rights
                     Agreement, dated as of June 8, 1989, as amended, is incorporated by reference to the Registrant's Form 8-A Registration Statement dated June 8, 1989, Form 8 Amendment No. 1, dated March 2, 1990, and Form 8 Amendment No. 2, dated February 6, 1992.

          (10) Material contracts.

                 (a) The Company's 1992 Stock Plan, as amended, is filed
                     as an exhibit to this Form 10-K. Refer to the Index to Exhibits.

                 (b) Loan Agreement between Gleason Corporation and Chase
                     Manhattan Bank, N.A. and NBD Bank, dated September 29, 1995 is incorporated by reference to Exhibit 6(a) of Gleason Form 10-Q, file number 1-8782, for the quarter ended September 30, 1995.

                 (c) Gleason Corporation Annual Management Incentive
                     Compensation Plan is incorporated by reference to
                     Exhibit 10(a) of Gleason Corporation Form 10-K, file number 1-8782, for the year ended December 31, 1994.

                 (d) Gleason Corporation Supplemental Retirement Plan, as
                     restated, is incorporated by reference to Exhibit 10(c) of Gleason Corporation Form 10-K, file number 1-8782, for the year ended December 31, 1993.

                 (e) Executive Agreement between the Company and its
                     executive officers (for which there are identical agreements for those officers listed in Part III, Item 10 of this Form 10-K) is incorporated by reference to
                     Exhibit 10(c) of Gleason Corporation Form 10-K, file number 1-8782, for the year ended December 31, 1991.

                (f) The Company's 1981 Stock Plan, as amended January 23,
                    1990, is incorporated by reference to Exhibit I of Gleason Corporation Form 10-K, file number 1-8782, for the year ended December 31, 1989.

                (g) Trust Agreement for Gleason Corporation executive
                    agreements and Supplemental Retirement Plan is incorporated by reference to Exhibit L of Gleason Corporation Form 10-K, file number 1-8782, for the year ended December 31,1989.

                (h) Gleason Corporation Plan for Deferral of Directors Fees
                    is incorporated by reference to Exhibit J of Gleason Corporation Form 10-K, file number 1-8782, for the year ended December 31, 1988.

                (i) Gleason Corporation Executive Life Insurance Program is
                    incorporated by reference to Exhibit L of Gleason Corporation Form 10-K, file number 1-8782, for the year ended December 31, 1987.

                (j) Gleason Corporation Long Term Disability Plan is
                    incorporated by reference to Exhibit I of Gleason Corporation Form 10-K, file number 1-8782, for the year ended December 31, 1986.

                (k) Gleason Corporation 1986 Deferred Compensation Plan is
                    incorporated by reference to Exhibit J of Gleason Corporation Form 10-K, file number 1-8782, for the year ended December 31, 1986.

          (11) Computation of Per Share Earnings. Refer to the Index to Exhibits.

          (13) Annual Report to Stockholders of the registrant for the year ended December 31, 1996 expressly incorporated by reference into this Report. Refer to the Index to Exhibits.

          (21) Subsidiaries of the registrant. Refer to the Index to Exhibits.

          (23) Consent of Independent Auditors. Refer to the Index to
               Exhibits.

          (24) Power of Attorney.  Refer to the Index to Exhibits.

          (27) Financial Data Schedules.  Refer to the Index to Exhibits.

(b)  Reports on Form 8-K filed in the fourth quarter of 1996:
     None.


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


                          Gleason Corporation
                          Registrant


                          James S. Gleason
                          James S. Gleason
                          Chairman and President


                          John J. Perrotti
                          John J. Perrotti
                          Vice President - Finance


                          John W. Pysnack
                          John W. Pysnack
                          Controller



Date: March 27, 1997

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

Date: March 27, 1997

              GLEASON CORPORATION AND SUBSIDIARIES
                       INDEX TO EXHIBITS


     Certain exhibits to this report on Form 10-K have been incorporated by reference. For a list of these exhibits, see Item 14 hereof.

     The following exhibits are being filed herewith:

Exhibit
  No.

(10) Gleason Corporation 1992 Stock Plan as amended

(11) Computation of Per Share Earnings

(13) Portions of the Annual Report to Stockholders of the Registrant for the year ended December 31, 1996 expressly incorporated by reference into the Form 10-K.

(21) Subsidiaries of the Registrant

(23) Consents of Experts and Counsel

     (a)  Consent of Ernst & Young LLP,
          Independent Auditors

(24) Power of Attorney

(27) Financial Data Schedules