Form 10-Q
period 1997-03-31
GLEASON CORP /DE/
filed 1997-05-14
CIK 743239

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q
                           __________
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1997

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

The number of shares outstanding of the registrant's Common stock, par value $1 per share, at March 31, 1997 was 4,979,870 shares.


PART I - FINANCIAL INFORMATION
   Item 1. Financial Statements
                    GLEASON CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                                (Dollars in thousands)
                                                MARCH 31    DECEMBER 31
Assets                                            1997           1996
Current assets
  Cash and equivalents                         $   5,394      $   7,199
  Trade accounts receivable                       67,802         65,583
  Inventories                                     30,035         27,986
  Deferred income taxes                            6,894          6,894
  Other current assets                             3,869          4,038
    Total current assets                         113,994        111,700

Property, plant and equipment, at cost           167,568        170,084
  Less accumulated depreciation                  109,215        108,693
                                                  58,353         61,391

Deferred income taxes                             10,013         10,013
Other assets                                       7,505          7,570

Total assets                                   $ 189,865      $ 190,674

Liabilities and Stockholders' Equity

Current liabilities
  Short-term borrowings                        $     622      $     329
  Current portion of long-term debt                    5              6
  Trade accounts payable                          16,942         16,972
  Income taxes                                    10,991         10,224
  Other current liabilities                       26,461         30,335
    Total current liabilities                     55,021         57,866

Long-term debt                                     3,988          4,506
Pension plans and other retiree benefits          37,867         38,220
Other liabilities                                  5,519          5,218

  Total liabilities                              102,395        105,810

Stockholders' equity
  Common stock                                     5,797          5,797
  Additional paid-in capital                      11,454         11,528
  Retained earnings                               90,759         86,187
  Cumulative foreign currency
    translation adjustment                        (3,532)        (2,149)
  Minimum pension liability adjustment              (461)          (461)
                                                 104,017        100,902
  Less treasury stock, at cost                    16,547         16,038

  Total stockholders' equity                      87,470         84,864

Total liabilities and stockholders' equity     $ 189,865      $ 190,674

See notes to consolidated financial statements.

                  GLEASON CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                                              (Dollars in thousands,except
                                                    per share amounts)
                                                   THREE MONTHS ENDED
                                                        MARCH 31
                                                    1997            1996
Net sales                                      $   60,335      $   59,510

Costs and expenses
  Cost of products sold                            41,016          40,371
  Selling, general and
    administrative expenses                         9,863          10,200
  Research and development expenses                 1,974           1,788
  Interest (income) expense--net                       (1)            341
  Other (income)--net                                (540)           (328)

Income before income taxes                          8,023           7,138

Provision for income taxes                          2,829           2,538

Net income                                     $    5,194      $    4,600


Primary earnings per common share              $     1.01      $      .86

Fully diluted earnings per common share        $     1.01      $      .86

Weighted average number of common shares outstanding:
  Primary                                       5,152,926       5,355,470
  Fully diluted                                 5,152,926       5,377,630

Cash dividends declared per common share       $     .125      $     .125


See notes to consolidated financial statements.

                   GLEASON CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                       (Dollars in thousands)
                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                          1997         1996
Cash flows from operating activities:
  Net income                                           $  5,194     $  4,600
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation and amortization                         2,901        2,831
    (Gain) on disposals of property, plant
      and equipment                                        (428)          (5)
    Provision for deferred income taxes                      29          605
    Changes in operating assets and liabilities:
      (Increase) in accounts receivable                  (3,352)      (2,966)
      (Increase) in inventories                          (2,858)      (5,557)
      (Increase) in other current assets                     (9)        (356)
      Increase (decrease) in trade accounts payable         208         (699)
      (Decrease) in all other current operating
         liabilities                                     (1,463)        (233)
      Other, net                                            228          941

   Net cash provided by (used in) operating activities      450         (839)

Cash flows from investing activities:
  Capital expenditures                                   (2,127)      (1,518)
  Proceeds from asset disposals                           1,520           10
  Proceeds from collection of notes receivable               18           54

   Net cash (used in) investing activities                 (589)      (1,454)

Cash flows from financing activities:
  Proceeds from short-term borrowings                       310          182
  Net (repayments) under revolving
    credit agreements                                      (550)      (5,381)
  Proceeds from long-term debt                               34           22
  (Repayment) of long-term debt                              (3)          (3)
  Purchase of treasury stock                               (609)          --
  Net stock issues                                           26           23
  Dividends paid                                           (622)        (648)

    Net cash (used in) financing activities              (1,414)      (5,805)

Effect of exchange rate changes on cash
  and equivalents                                          (252)         (87)
(Decrease) in cash and equivalents                       (1,805)      (8,185)
Cash and equivalents, beginning                           7,199        9,926

Cash and equivalents, ending                           $  5,394     $  1,741

See notes to consolidated financial statements.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1997
                            (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly (a) the results of operations for the three-month periods ended March 31, 1997 and 1996
     (b) the financial position at March 31, 1997 and December 31, 1996, and (c) the cash flows for the three-month periods ended March 31, 1997 and 1996, of Gleason Corporation and subsidiaries.

2.   The results of operations for the three-month period ended
     March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

3. All significant intercompany transactions are eliminated in consolidation.

4.   The components of inventories were as follows:

     (In thousands)              3/31/97      12/31/96
     Raw materials and
       purchased parts         $   5,582     $   5,269
     Work in process              20,719        18,063
     Finished goods                3,734         4,654
                               $  30,035     $  27,986

5. Net cash payments for income taxes were $788,000 and $288,000 for the three months ended March 31, 1997 and 1996, respectively. Interest payments were $24,000 and $154,000 for the three months ended March 31, 1997 and 1996, respectively.

6. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is effective for both interim and annual financial statements for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently being used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of this accounting pronouncement would have resulted in an increase in primary earnings per share of $.03 for the three-month periods ended March 31, 1997 and March 31, 1996. There would have been no impact on fully diluted earnings per share for these periods under Statement 128.

               GLEASON CORPORATION AND SUBSIDIARIES

Item 2.        Management's Discussion and Analysis
               of Results of Operations and Financial Condition

The following are management's comments relating to significant changes in the results of operations for the three-month periods ended March 31, 1997 and 1996 and in the Company's financial condition during the three months ended March 31, 1997.

Results of Operations

The Company had net income for the first quarter ended March 31, 1997 of $5.2 million, or $1.01 per share, compared to $4.6 million, or $.86 per share, for the 1996 first quarter. Operating earnings before interest and taxes for the first quarter were $8.0 million, or $1.56 per share, compared to $7.5 million, or $1.40 per share, in the 1996 first quarter.

New orders totaled $55.4 million for the first quarter compared to $55.1 million in the 1996 first quarter. Order levels for both bevel and cylindrical gear equipment products were relatively flat compared to the prior year. Order volumes for cylindrical gear products, other than those produced by the Company's Gleason-Hurth subsidiary ("Hurth"), were about $5 million higher than in the 1996 first quarter; however this was offset by lower incoming orders for cylindrical gear products produced by Hurth. Order levels at Hurth stated in U.S. dollars compared to the 1996 first quarter were negatively impacted by a foreign exchange translation effect of approximately $3.9 million due to the stronger dollar versus the German mark. In April of the current year, Hurth received a large order totaling approximately $14.2 million from a European customer. This order, which was not included in the first quarter order totals, has deliveries scheduled for late 1997, 1998 and early 1999.
With this large order, the incoming order rate for cylindrical gear products is well ahead of last year, and the Company expects orders for these products to be higher in 1997 than in 1996. Consolidated backlog was $117.9 million at March 31,1997 compared to $122.8 million at December 31,1996 and $120.1 million at March 31,1996. Forward looking statements related to the level and timing of incoming orders is subject to a number of risk factors which could cause actual results to differ materially from those expected. These risk factors include, but are not limited to, actions taken by competitors, the stability of customers' capital spending plans and changes in general economic conditions in the world markets the Company serves.

Net sales were $60.3 million for the first quarter, compared to $59.5 million in the 1996 first quarter. Machine product sales approximately equaled the 1996 first quarter levels with higher shipments of new bevel gear production machines offset by lower sales of remanufactured machine products and cylindrical gear production machines, primarily at Hurth. First quarter shipments were approximately $1.9 million lower due to the weaker German mark to U.S. dollar translation rates for the 1997 first quarter compared to the first quarter of 1996.

Sales of tooling products were down approximately 4 percent compared to the first quarter of 1996 due to lower shipments of workholding equipment. Bevel cutting tool sales were flat year over year. Other products sales, including spare parts, service and software, were higher than in the 1996 first quarter.

Cost of products sold as a percentage of sales was 68.0 percent for the three-month period ended March 31, 1997 compared to 67.8 percent for the comparable 1996 period. Margins are heavily impacted by the mix of products sold. For example, machines, in general, tend to carry higher cost of sales percentages than tooling or other products. Margins for all major product categories were approximately the same as last year. There were no major shifts in product mix which materially affected margins.

Selling, general and administrative expenses were $9.9 million, or 16.3 percent of sales, for the first quarter of 1997 compared to $10.2 million, or 17.1 percent of sales, in the 1996 first quarter. This decrease was attributable to lower commissions paid to outside dealers. Commissions were higher in the 1996 first quarter with higher shipments to Brazil, where the Company is represented by an independent machine dealer.

Research and development expenses were $2.0 million in the first quarter of 1997, an increase of 10 percent compared to the 1996 period. Development spending in 1997 exceeded 1996 levels because of increased spending for new product development programs for both bevel and cylindrical gear products and manufacturing technology initiatives for the Company's tooling operations.

Other income totaled $0.5 million in the first quarter compared to $0.3 million in the prior year's first quarter. Other income in the current quarter included a $0.4 million gain on the sale of property associated with one of the Company's former Components Group businesses. The property had been leased to the purchaser of that operation since its sale in 1992.

The Company recorded a tax provision of $2.8 million, or an effective tax rate of 35.3 percent, in the first quarter of 1997, compared to $2.5 million, or an effective tax rate of 35.6 percent, for the prior year quarter. The effective tax rates for both the 1997 and 1996 periods approximated the U.S. statutory rate. The impact of the higher statutory rates on foreign earnings (primarily in Germany) was offset by the utilization of certain foreign tax credits and foreign operating loss carryforwards in 1997 and 1996.

Liquidity and Capital Resources

Borrowings under the Company's revolving credit facilities decreased to $3.4 million at March 31, 1997 from $3.9 million at December 31, 1996. Cash and cash equivalents decreased $1.8 million in the first three months of 1997 to $5.4 million. Available unused short and long-term credit lines with banks, including revolving credit facilities, totaled $36.9 million at March 31, 1997. Dividend payments to stockholders totaled $0.6 million in the first quarter.

Operating activities in the first quarter provided cash of $0.5 million compared to net cash used in operating activities of $0.8 million in the comparable 1996 period. Cash provided by operations was higher in the 1997 first quarter due to smaller increases in working capital, primarily inventories.

Investing activities used $0.6 million of cash in the 1997 first quarter versus $1.5 million in the comparable prior year period. Capital expenditures totaled $2.1 million compared to $1.5 million in the 1996 first quarter. Capital expenditures for the 1997 full year are planned to increase from last year's level of $10.3 million, with the majority of the spending planned for further investments to upgrade existing production capabilities. Cash flows from investing activities in the 1997 first quarter also included $1.5 million in cash from the sale of the property of one of the former Components Group businesses.

During the first quarter of 1997, the Company used $0.6 million in cash to repurchase shares of its common stock under a program authorized by its Board of Directors in July of 1996. As of March 31, 1997, the Company had used approximately $6.8 million in cash to repurchase 222,300 shares under this program.

In the third quarter of 1996, the Company announced its intention to acquire the operations of the Hermann Pfauter
Group ("Pfauter"). Pfauter is a leading manufacturer of cylindrical gear production equipment headquartered in Ludwigsburg, Germany with major operating locations in Germany, the United States and Italy. While some points between the parties still have not been resolved and regulatory approval for the acquisition has not yet been received in Germany, the Company expects that they will be resolved and a favorable decision rendered, and that the acquisition will be consummated by the end of the second quarter.

The Company is in the process of restructuring its credit facilities to finance the acquisition of Pfauter and its other investment and working capital requirements. Management expects these credit facilities to be in place at the time of closing of the acquisition.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

             None.

Item 2.  Changes in Securities

             None.

Item 3.  Defaults Upon Senior Securities

             None.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Corporation's Annual Meeting of Stockholders was held on May 6, 1997. Matters voted at the meeting were as follows:

                                              For       Withheld
         (1) Election of directors for
             three year terms:
                  David J. Burns           4,571,100     16,891
                  J. David Cartwright      4,571,816     16,175
                  James S. Gleason         4,571,647     16,344


                                                   For      Against   Abstain
         (2) Approval of an amendment to the
             Company's 1992 Stock Plan to        4,396,075  149,870    42,046
             increase the automatic annual
             grant of options to each director,
             who is not an employee of the
             Company or any subsidiary, from
             1,000 to 3,000 shares.


                                                   For      Against   Abstain
         (3) Appointment of Ernst & Young LLP
             as Independent Auditors for 1997.   4,562,056   10,815    15,120

Item 5.  Other Information

              None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
                  Exhibit 3:      Gleason Corporation 1992 Stock Plan,
                                  as amended.

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




DATE:  May 14, 1997

                                                 John J. Perrotti
                                                 John J. Perrotti
                                              Vice President - Finance
                                              (Chief Financial Officer)