Form 10-Q
period 1997-06-30
GLEASON CORP /DE/
filed 1997-07-30
CIK 743239

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q
                           __________
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1997

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

The number of shares outstanding of the registrant's Common stock, par value $1 per share, at June 30, 1997 was 4,956,285 shares.


PART I - FINANCIAL INFORMATION
   Item 1. Financial Statements
                    GLEASON CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                                  (Dollars in thousands)
                                                  JUNE 30     DECEMBER 31
                                                    1997          1996
Assets
Current assets
   Cash and equivalents                          $  20,437     $   7,199
   Trade accounts receivable                        57,937        65,583
   Inventories                                      31,037        27,986
   Deferred income taxes                             6,894         6,894
   Other current assets                              4,414         4,038
     Total current assets                          120,719       111,700

Property, plant and equipment, at cost             169,451       170,084
   Less accumulated depreciation                   110,613       108,693
                                                    58,838        61,391

Deferred income taxes                               10,013        10,013
Other assets                                         7,798         7,570

Total assets                                     $ 197,368     $ 190,674

Liabilities and Stockholders' Equity

Current liabilities
   Short-term borrowings                         $   2,145     $     329
   Current portion of long-term debt                     4             6
   Trade accounts payable                           17,461        16,972
   Income taxes                                     10,385        10,224
   Other current liabilities                        29,645        30,335
      Total current liabilities                     59,640        57,866

Long-term debt                                       2,793         4,506
Pension plans and other retiree benefits            37,705        38,220
Other liabilities                                    5,670         5,218

   Total liabilities                               105,808       105,810

Stockholders' equity
   Common stock                                      5,797         5,797
   Additional paid-in capital                       11,454        11,528
   Retained earnings                                95,716        86,187
   Cumulative foreign currency
      translation adjustment                        (3,648)       (2,149)
   Minimum pension liability adjustment               (461)         (461)
                                                   108,858       100,902
   Less treasury stock, at cost                     17,298        16,038

   Total stockholders' equity                       91,560        84,864

Total liabilities and stockholders' equity       $ 197,368     $ 190,674


See notes to consolidated financial statements.

                    GLEASON CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                               (Dollars in thousands, except
                                                      per share amounts)
                                                     THREE MONTHS ENDED
                                                           JUNE 30
                                                     1997          1996
Net sales                                        $  62,384     $  65,157

Costs and expenses
   Cost of products sold                            42,683        44,488
   Selling, general and
     administrative expenses                         9,759        11,376
   Research and development expenses                 1,660         1,998
   Interest (income) expense --net                    (120)          186
   Other (income)--net                                (285)         (289)

Income before income taxes                           8,687         7,398

Provision for income taxes                           3,110         2,660

Net income                                       $   5,577     $   4,738


Primary earnings per common share                $    1.08     $     .88

Fully diluted earnings per common share          $    1.08     $     .88

Weighted average number of common shares
   outstanding:
   Primary                                       5,153,177     5,383,030
   Fully diluted                                 5,184,163     5,383,030

Cash dividends declared per common share         $    .125     $    .125


See notes to consolidated financial statements.


                    GLEASON CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                               (Dollars in thousands, except
                                                      per share amounts)
                                                      SIX MONTHS ENDED
                                                           JUNE 30
                                                    1997          1996
Net sales                                        $ 122,719     $ 124,667

Costs and expenses
   Cost of products sold                            83,699        84,859
   Selling, general and
     administrative expenses                        19,622        21,576
   Research and development expenses                 3,634         3,786
   Interest (income) expense--net                     (121)          527
   Other (income)--net                                (825)         (617)

Income before income taxes                          16,710        14,536

Provision for income taxes                           5,939         5,198

Net income                                       $  10,771     $   9,338


Primary earnings per common share                $    2.09     $    1.74

Fully diluted earnings per common share          $    2.07     $    1.74

Weighted average number of common shares
   outstanding:
   Primary                                       5,158,454     5,369,534
   Fully diluted                                 5,194,488     5,375,783

Cash dividends declared per common share         $     .25     $     .25


See notes to consolidated financial statements.


                  GLEASON CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                    (Dollars in thousands)
                                                       SIX MONTHS ENDED
                                                            JUNE 30
                                                         1997         1996
Cash flows from operating activities:
  Net income                                          $ 10,771     $  9,338
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation and amortization                        5,535        5,545
    (Gain) on disposals of property, plant
      and equipment                                       (462)         (10)
    Provision  for deferred income taxes                   278          908
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable         6,068       (9,728)
      (Increase) in inventories                         (4,201)      (2,528)
      (Increase) in other current assets                  (617)        (579)
      Increase (decrease) in trade accounts payable        797       (1,698)
      Increase (decrease) in all other current
        operating liabilities                            1,644       (2,026)
      Other, net                                           (59)       2,415

  Net cash provided by operating activities             19,754        1,637

Cash flows from investing activities:
  Capital expenditures                                  (5,424)      (3,145)
  Proceeds from asset disposals                          1,554           26
  Proceeds from collection of notes receivable              36           54

  Net cash (used in) investing activities               (3,834)      (3,065)

Cash flows from financing activities:
  Proceeds from short-term borrowings                    1,820          486
  Net (repayments) under revolving
    credit agreements                                   (1,795)      (5,413)
  Proceeds from long-term debt                             134           85
  (Repayment) of long-term debt                             (6)          (3)
  Purchase of treasury stock                            (1,360)          --
  Net stock issues                                          26           30
  Dividends paid                                        (1,242)      (1,297)

  Net cash (used in) financing activities               (2,423)      (6,112)

Effect of exchange rate changes on cash
  and equivalents                                         (259)         (35)
Increase (decrease) in cash and equivalents             13,238       (7,575)
Cash and equivalents, beginning                          7,199        9,926

Cash and equivalents, ending                          $ 20,437     $  2,351


See notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1997
                            (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly (a) the results of operations for the three and six-month periods ended June 30, 1997 and 1996 (b) the financial position at June 30, 1997 and December 31, 1996, and (c) the cash flows for the six-month periods ended June 30, 1997 and 1996, of Gleason Corporation and subsidiaries.

2. The results of operations for the three and six-month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

3. All significant intercompany transactions are eliminated in consolidation.

4.   The components of inventories were as follows:
     (In thousands)            6/30/97         12/31/96
     Raw materials and
       purchased parts        $  5,114         $  5,269
     Work in process            20,730           18,063
     Finished goods              5,193            4,654
                              $ 31,037         $ 27,986

5. Net cash payments for income taxes were $4,158,000 and $1,231,000 for the six months ended June 30, 1997 and 1996, respectively. Interest payments were $79,000 and $694,000 for the six months ended June 30, 1997 and 1996, respectively.

6. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is effective for both interim and annual financial statements for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently being used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of this accounting pronouncement would have resulted in an increase in primary earnings per share of $.04 and $.03 for the three-month periods ended June 30, 1997 and June 30, 1996, respectively, and an increase in primary earnings per share of $.08 and $.06 for the six-month periods ended June 30, 1997 and June 30, 1996, respectively. There would have been no impact on fully diluted earnings per share for the periods presented due to Statement 128.

                GLEASON CORPORATION AND SUBSIDIARIES

Item 2.         Management's Discussion and Analysis
                of Results of Operations and Financial Condition

The following are management's comments relating to significant changes in the results of operations for the three and six-month periods ended June 30, 1997 and 1996 and in the Company's financial condition during the six months ended June 30, 1997.

Results of Operations

The Company had net income for the second quarter ended June 30, 1997 of $5.6 million, or $1.08 per share, compared to $4.7 million, or $.88 per share, for the 1996 second quarter.
Operating income before interest and taxes for the second quarter was $8.6 million, or 13.7% of sales, compared to $7.6 million, or 11.6% of sales, in the 1996 second quarter.

Net income for the six months ended June 30, 1997 was $10.8 million, or $2.09 per share, compared to $9.3 million, or $1.74 per share for the 1996 first half. Operating income before interest and taxes for the 1997 six-month period was $16.6 million, or 13.5% of sales, compared to $15.1 million, or 12.1% of sales, for the 1996 period. The improvement in operating earnings from 1996 was primarily attributable to lower selling expenses in 1997.

New orders totaled $74.6 million for the second quarter compared to $55.4 million in the 1997 first quarter and $79.4 million in the 1996 second quarter. Order levels for the 1997 six-month period were $130.0 million compared to $134.5 million in the 1996 first half. Order levels for the first half of 1997, when compared to the 1996 first half, for the Company's foreign operations, as stated in U.S. dollars, were negatively impacted by a foreign exchange translation effect of approximately $5.8 million primarily due to the stronger dollar versus the German mark.

Cylindrical gear production machine orders increased 70% in the 1997 first half compared to 1996, accounting for more than 50% of total machine orders. Incoming orders for the six months were higher across all cylindrical gear product categories, including a single order of $14 million received in the second quarter. This order has deliveries scheduled for late 1997, 1998 and 1999. Order levels for bevel gear production machines for the six months declined 40% compared to last year's first half primarily due to lower order levels from U.S. customers. In the 1996 second quarter, the Company received large orders totaling $24 million from two U.S. vehicle and axle manufacturers. Bevel gear machine orders, while lower than last year's first half, were higher than in the last six months of 1996. The Company expects that its major U.S. customers will continue with their planned capital investment programs to modernize their production capabilities. Consolidated backlog was $130.1 million at June 30, 1997 compared to $122.8 million at December 31, 1996 and $134.4 million at June 30, 1996.

Net sales were $62.4 million and $122.7 million for the three and six-month periods ended June 30, 1997, compared to $65.2 million and $124.7 million in the prior year periods. Sales were down slightly in both the three and six-month periods of 1997 compared to 1996 largely due to translation effects of the weaker German mark to U.S. dollar and lower shipments of cylindrical gear products. Foreign exchange translation effects negatively impacted sales by approximately $1.2 million and $2.8 million for the three and six-month periods respectively.

Sales of machine products were slightly lower in the second quarter and first half of 1997 compared to the 1996 periods. Bevel gear production machine sales in the first half increased 20% over 1996 primarily due to higher shipments to customers in the United States. Bevel gear machine sales in the 1997 first half included shipments associated with the large orders received in the second quarter of 1996. Cylindrical gear production machine sales decreased in the three and six-month periods of 1997 compared to the prior year periods primarily due to lower shipments of Gleason-Hurth gear shaving machines. Sales in the 1996 first half included higher Gleason-Hurth machine shipments to South America associated with the establishment of a new production facility for a customer in that region.

Sales of tooling products for the second quarter and first half were down approximately 10% and 7%, respectively, compared to the 1996 periods largely due to lower workholding sales and the negative foreign exchange impact on the translation of Hurth tooling sales. Bevel cutting tool sales were down approximately 7% in the second quarter and 3% in the first six months of 1997 due to lower shipments to customers in Europe and the Asia-Pacific regions, partially offset by higher shipments to customers in the U.S. Other products sales, including spare parts, service and software, in the 1997 first half were slightly higher than in 1996.

Cost of products sold as a percentage of sales was 68.4 percent and 68.2 percent for the three and six-month periods ended June
30, 1997 compared to 68.3 percent and 68.1 percent for the three and six-month periods ended June 30, 1996, respectively.
Margins can be significantly impacted by the mix of products sold. For example, machines generally tend to carry higher cost of sales percentages than tooling or other products. Also, bevel gear machines typically carry higher margins than cylindrical gear machines. Overall, margins for both the second quarter and first half of 1997 approximated those of the 1996 periods. The favorable impact on margins of a higher percentage of bevel machines in the sales mix was offset by the negative impact on margins of lower tooling product sales.

Selling, general and administrative expenses for the second quarter were $9.8 million, or 15.6 percent of sales, compared to $11.4 million, or 17.5 percent of sales in the 1996 second quarter. For the first half of 1997, these expenses totaled $19.6 million, or 16.0 percent of sales, compared to $21.6 million, or 17.3 percent of sales, for the prior year period. These decreases for both the three and six-month periods were primarily attributable to lower commissions paid to outside dealers. The lower commission payments were due to a decrease in sales to the Asia-Pacific and South American regions where the Company is represented by independent dealers.

Research and development expenses were $1.7 million and $3.6 million in the three and six-month periods of 1997, compared to $2.0 million and $3.8 million in the respective prior year periods. Development spending in 1997 includes new product development for both bevel and cylindrical gear production equipment and manufacturing technology initiatives for the Company's tooling operations.

Other income totaled $0.8 million in the first six months of 1997 compared to $0.6 million in the prior year's first half. Other income included a $0.4 million gain on the sale of property associated with one of the Company's former Components Group businesses. The property had been leased to the purchaser of that operation since its sale in 1992.

Net interest income totaled $0.1 million in the 1997 first half compared to net interest expense of $0.5 million in the 1996 six-month period. The decrease in interest expense was due to lower average borrowings outstanding under the Company's revolving credit facilities and higher balances in cash and equivalents. The Company generated significantly higher operating cash flows during the six-month period of 1997 compared to 1996, with improved earnings, reductions in accounts receivable and increases in advance payments received from customers. This resulted in an increase in cash and a reduction in outstanding debt during the 1997 first half.

The Company recorded a tax provision of $5.9 million, or an effective tax rate of 35.5 percent, in the first six months of 1997, compared to $5.2 million, or an effective tax rate of 35.8 percent, for the prior year six month period. The effective tax rates for both the 1997 and 1996 periods approximated the U.S. statutory rate. The impact of the higher statutory rates on foreign earnings (primarily in Germany) was offset by the utilization of certain foreign tax credits and foreign operating loss carryforwards in 1997 and 1996.

Liquidity and Capital Resources

Borrowings under the Company's revolving credit facilities decreased to $2.1 million at June 30, 1997 from $3.9 million at December 31, 1996. Cash and cash equivalents increased $13.2 million in the first six months of 1997 to $20.4 million at June 30, 1997. Available unused short and long-term credit lines with banks, including revolving credit facilities, totaled $36.7 million at June 30, 1997. Dividend payments to stockholders totaled $1.2 million in the first half.

Operating activities provided cash of $19.8 million in the first half of 1997 compared to $1.6 million in the 1996 period. Operating cash flows were higher in the first six months of 1997 due to higher earnings and lower working capital requirements, partially offset by an increase in income tax payments. Net working capital decreased primarily due to a decrease in accounts receivable, and increases in accounts payable and receipts of down payments from customers.

Investing activities used $3.8 million of cash in the 1997 first half versus $3.1 million in the comparable prior year period. Capital expenditures totaled $5.4 million compared to $3.1 million in the 1996 period. Capital expenditures for the 1997 full year are planned to increase from last year's level of $10.3 million, with the majority of the spending planned for further investments to upgrade existing production capabilities. Cash flows from investing activities in the 1997 first half also included $1.5 million in cash received from the sale of the property of one of the former Components Group businesses.

During the first six months of 1997, the Company used $1.4 million in cash to repurchase shares of its common stock under a program authorized by its Board of Directors in July of 1996. As of June 30, 1997, the Company had used approximately $7.6 million in cash to repurchase 245,800 shares under this program.

In the second quarter, the Company reported that it had reached agreement on all terms to acquire, for approximately $36 million in cash, the operations of the Hermann Pfauter Group ("Pfauter"). Pfauter is a leading manufacturer of cylindrical gear production equipment headquartered in Ludwigsburg, Germany with major operating locations in Germany, the United States and Italy. The acquisition includes all assets and liabilities, including the assumption of approximately $56 million in bank debt. The Company expects the acquisition to close on July 31, 1997.

The Company is in the process of restructuring its credit facilities to finance the acquisition of Pfauter and its other investment and working capital requirements. This syndicated bank financing will be led by Chase Manhattan Bank. This will be a new multi-currency facility including term loans, revolving credit facilities and stand-by letters of credit totaling up to $170 million. Management expects these credit facilities to be in place at the time of closing on the acquisition.

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

                 Exhibit 27:    Financial Data Schedule


         (b   Reports on Form 8-K

                 None

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        GLEASON CORPORATION
                                        Registrant




DATE:  July 30, 1997                        John J. Perrotti
                                            John J. Perrotti
                                         Vice President - Finance
                                         (Chief Financial Officer)