Form 10-K/A
period 1996-12-31
GLEASON CORP /DE/
filed 1997-10-02
CIK 743239

S E C U R I T I E S  A N D  E X C H A N G E  C O M M I S S IO N
                       Washington, D. C.  20549

                           FORM 10-K/A

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this
Form 10-K/A.  (   )

     The aggregate market value of registrant's voting stock held by non-affiliates as of March 13, 1997 was approximately
$132,209,521.

     The number of shares of Common Stock, $1.00 par value, outstanding as of March 13, 1997 was 9,959,760.

              Documents Incorporated by Reference

      Portions of the Company's Annual Report to Stockholders for the year ended December 31, 1996 are incorporated by reference into Parts I and II of this Form 10-K/A.

      Portions of the Company's proxy statement, dated March 31, 1997, filed in connection with its 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K/A. Certain documents previously filed with the SEC have been incorporated by reference into Part IV of this Form 10-K/A.

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

          (10) Material contracts.

                 (a) The Company's 1992 Stock Plan, as amended, is incorporated by reference to Exhibit 10 of Gleason Corporation Form 10-K file number 1-8782, for the year ended December 31, 1996.

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

                 (e) Executive Agreement between the Company and its
                     executive officers (for which there are identical agreements for those officers listed in Part III, Item 10 of this Form 10-K/A) is incorporated by reference to
                     Exhibit 10(c) of Gleason Corporation Form 10-K, file number 1-8782, for the year ended December 31, 1991.

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

          (21) Subsidiaries of the registrant is incorporated by reference to the Gleason Corporation Form 10-K, file number 1-8782, for the year ended December 31, 1996.

          (23) Consent of Independent Auditors. Refer to the Index to
               Exhibits.

          (24) Power of Attorney is incorporated by reference to Exhibit 24 to the Gleason Corporation Form 10-K, file number 1-8782, for the year ended December 31, 1996.

          (27) Financial Data Schedules.  Refer to the Index to Exhibits.

(b)  Reports on Form 8-K filed in the fourth quarter of 1996:
     None.


(c) and (d) Exhibits required by Item 601 of Regulation S-K and required by Article 5 of Regulation S-X under Item 8 are filed as exhibits to this Report on Form 10-K/A.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          Gleason Corporation
                          Registrant


                          /s/James S. Gleason
                          James S. Gleason
                          Chairman and President


                          /s/John J. Perrotti
                          John J. Perrotti
                          Vice President - Finance


                          /s/John W. Pysnack
                          John W. Pysnack
                          Controller



Date: October 1, 1997

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


By:  /s/ Ralph E. Harper
     Ralph E. Harper
     Attorney in Fact

Date: October 1, 1997

              GLEASON CORPORATION AND SUBSIDIARIES
                       INDEX TO EXHIBITS


     Certain exhibits to this report on Form 10-K/A have been incorporated by reference. For a list of these exhibits, see Item 14 hereof.

     The following exhibits are being filed herewith:

Exhibit
  No.



(11) Computation of Per Share Earnings

(13) Portions of the Annual Report to Stockholders of the Registrant for the year ended December 31, 1996 expressly incorporated by reference into the Form 10-K/A.

(23) Consents of Experts and Counsel

     (a)  Consent of Ernst & Young LLP,
          Independent Auditors

(27) Financial Data Schedules