Form 10-Q/A
period 1997-03-31
GLEASON CORP /DE/
filed 1997-10-02
CIK 743239

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

The number of shares outstanding of the registrant's Common stock, par value $1 per share, at March 31, 1997 was 9,959,740 shares.


PART I - FINANCIAL INFORMATION
   Item 1. Financial Statements
                    GLEASON CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                                (Dollars in thousands)
                                                MARCH 31    DECEMBER 31
Assets                                            1997           1996
Current assets
  Cash and equivalents                         $   5,394      $   7,199
  Trade accounts receivable                       67,802         65,583
  Inventories                                     30,035         27,986
  Deferred income taxes                            6,894          6,894
  Other current assets                             3,869          4,038
    Total current assets                         113,994        111,700

Property, plant and equipment, at cost           167,568        170,084
  Less accumulated depreciation                  109,215        108,693
                                                  58,353         61,391

Deferred income taxes                             10,013         10,013
Other assets                                       7,505          7,570

Total assets                                   $ 189,865      $ 190,674

Liabilities and Stockholders' Equity

Current liabilities
  Short-term borrowings                        $     622      $     329
  Current portion of long-term debt                    5              6
  Trade accounts payable                          16,942         16,972
  Income taxes                                    10,991         10,224
  Other current liabilities                       26,461         30,335
    Total current liabilities                     55,021         57,866

Long-term debt                                     3,988          4,506
Pension plans and other retiree benefits          37,867         38,220
Other liabilities                                  5,519          5,218

  Total liabilities                              102,395        105,810

Stockholders' equity
  Common stock                                    11,594         11,594
  Additional paid-in capital                       5,657          5,731
  Retained earnings                               90,759         86,187
  Cumulative foreign currency
    translation adjustment                        (3,532)        (2,149)
  Minimum pension liability adjustment              (461)          (461)
                                                 104,017        100,902
  Less treasury stock, at cost                    16,547         16,038

  Total stockholders' equity                      87,470         84,864

Total liabilities and stockholders' equity     $ 189,865      $ 190,674

See notes to consolidated financial statements.

                  GLEASON CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                                              (Dollars in thousands,except
                                                    per share amounts)
                                                   THREE MONTHS ENDED
                                                        MARCH 31
                                                    1997            1996
Net sales                                      $   60,335      $   59,510

Costs and expenses
  Cost of products sold                            41,016          40,371
  Selling, general and
    administrative expenses                         9,863          10,200
  Research and development expenses                 1,974           1,788
  Interest (income) expense--net                       (1)            341
  Other (income)--net                                (540)           (328)

Income before income taxes                          8,023           7,138

Provision for income taxes                          2,829           2,538

Net income                                     $    5,194      $    4,600


Primary earnings per common share              $     0.50      $     0.43

Fully diluted earnings per common share        $     0.50      $     0.43

Weighted average number of common shares outstanding:
  Primary                                      10,305,852      10,710,940
  Fully diluted                                10,305,852      10,755,260

Cash dividends declared per common share       $    .0625      $    .0625


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

6. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is effective for both interim and annual financial statements for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently being used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of this accounting pronouncement would have resulted in an increase in primary earnings per share of $.02 and $.01 for the three-month periods ended March 31, 1997 and March 31, 1996 respectively. There would have been no impact on fully diluted earnings per share for these periods under Statement 128.

7. Subsequent Event: On August 28, 1997, the Board of Directors declared a two-for-one (2-for-1) stock split on the Company's common stock, including shares held in its treasury, effected in the form of a 100% common stock distribution payable on September 26, 1997 to holders of record on September 12, 1997. The distribution on September 26, 1997 increased the number of shares issued from 5,797,070 to 11,594,140, which includes an increase in treasury stock from 820,614 to 1,641,228. Common stock and additional paid-in capital as of March 31, 1997 and December 31, 1996 have been restated to reflect this split.
     In addition, all share and per share data have been restated to reflect the split.

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

Results of Operations

The Company had net income for the first quarter ended March 31, 1997 of $5.2 million, or $.50 per share, compared to $4.6 million, or $.43 per share, for the 1996 first quarter.
Operating earnings before interest and taxes for the first quarter were $8.0 million, or $.78 per share, compared to $7.5 million, or $.70 per share, in the 1996 first quarter.

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

During the first quarter of 1997, the Company used $0.6 million in cash to repurchase shares of its common stock under a program authorized by its Board of Directors in July of 1996. As of March 31, 1997, the Company had used approximately $6.8 million in cash to repurchase 444,600 shares under this program.

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

         (a)  Exhibits
                  Exhibit 3:      No change

                  Exhibit 27:     Financial Data Schedule

         (b)   Reports on Form 8-K

                  None

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        GLEASON CORPORATION
                                        Registrant


DATE:  October 1, 1997                  By:  John J. Perrotti
                                        John J. Perrotti
                                        Vice President - Finance
                                        (Chief Financial Officer)