Form 10-Q/A
period 1997-06-30
GLEASON CORP /DE/
filed 1997-10-02
CIK 743239

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

The number of shares outstanding of the registrant's Common stock, par value $1 per share, at June 30, 1997 was 9,912,570 shares.


PART I - FINANCIAL INFORMATION
   Item 1. Financial Statements
                    GLEASON CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                                  (Dollars in thousands)
                                                  JUNE 30     DECEMBER 31
                                                    1997          1996
Assets
Current assets
   Cash and equivalents                          $  20,437     $   7,199
   Trade accounts receivable                        57,937        65,583
   Inventories                                      31,037        27,986
   Deferred income taxes                             6,894         6,894
   Other current assets                              4,414         4,038
     Total current assets                          120,719       111,700

Property, plant and equipment, at cost             169,451       170,084
   Less accumulated depreciation                   110,613       108,693
                                                    58,838        61,391

Deferred income taxes                               10,013        10,013
Other assets                                         7,798         7,570

Total assets                                     $ 197,368     $ 190,674

Liabilities and Stockholders' Equity

Current liabilities
   Short-term borrowings                         $   2,145     $     329
   Current portion of long-term debt                     4             6
   Trade accounts payable                           17,461        16,972
   Income taxes                                     10,385        10,224
   Other current liabilities                        29,645        30,335
      Total current liabilities                     59,640        57,866

Long-term debt                                       2,793         4,506
Pension plans and other retiree benefits            37,705        38,220
Other liabilities                                    5,670         5,218

   Total liabilities                               105,808       105,810

Stockholders' equity
   Common stock                                     11,594        11,594
   Additional paid-in capital                        5,657         5,731
   Retained earnings                                95,716        86,187
   Cumulative foreign currency
      translation adjustment                        (3,648)       (2,149)
   Minimum pension liability adjustment               (461)         (461)
                                                   108,858       100,902
   Less treasury stock, at cost                     17,298        16,038

   Total stockholders' equity                       91,560        84,864

Total liabilities and stockholders' equity       $ 197,368     $ 190,674


See notes to consolidated financial statements.


                    GLEASON CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                               (Dollars in thousands, except
                                                      per share amounts)
                                                     THREE MONTHS ENDED
                                                           JUNE 30
                                                     1997          1996
Net sales                                        $  62,384     $  65,157

Costs and expenses
   Cost of products sold                            42,683        44,488
   Selling, general and
     administrative expenses                         9,759        11,376
   Research and development expenses                 1,660         1,998
   Interest (income) expense --net                    (120)          186
   Other (income)--net                                (285)         (289)

Income before income taxes                           8,687         7,398

Provision for income taxes                           3,110         2,660

Net income                                       $   5,577     $   4,738


Primary earnings per common share                $     .54     $     .44

Fully diluted earnings per common share          $     .54     $     .44

Weighted average number of common shares
   outstanding:
   Primary                                      10,306,354    10,766,060
   Fully diluted                                10,368,326    10,766,060

Cash dividends declared per common share         $   .0625     $   .0625


See notes to consolidated financial statements.


                    GLEASON CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                               (Dollars in thousands, except
                                                      per share amounts)
                                                      SIX MONTHS ENDED
                                                           JUNE 30
                                                    1997          1996
Net sales                                        $ 122,719     $ 124,667

Costs and expenses
   Cost of products sold                            83,699        84,859
   Selling, general and
     administrative expenses                        19,622        21,576
   Research and development expenses                 3,634         3,786
   Interest (income) expense--net                     (121)          527
   Other (income)--net                                (825)         (617)

Income before income taxes                          16,710        14,536

Provision for income taxes                           5,939         5,198

Net income                                       $  10,771     $   9,338


Primary earnings per common share                $    1.04     $     .87

Fully diluted earnings per common share          $    1.04     $     .87

Weighted average number of common shares
   outstanding:
   Primary                                      10,316,908    10,739,068
   Fully diluted                                10,388,976    10,751,566

Cash dividends declared per common share         $    .125     $    .125


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

6. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is effective for both interim and annual financial statements for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently being used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of this accounting pronouncement would have resulted in an increase in primary earnings per share of $.02 and $.02 for the three-month periods ended June 30, 1997 and June 30, 1996, respectively, and an increase in primary earnings per share of $.04 and $.03 for the six-month periods ended June 30, 1997 and June 30, 1996, respectively. There would have been no impact on fully diluted earnings per share for the periods presented due to Statement 128.

7. Subsequent Event: On August 28, 1997, the Board of Directors declared a two-for-one (2-for-1) stock split on the Company's common stock, including shares held in its treasury, effected in the form of a 100% common stock distribution payable on September 26, 1997 to holders of record on September 12, 1997. The distribution on September 26, 1997 increased the number of shares issued from 5,797,070 to 11,594,140, which includes an increase in treasury stock from 820,614 to 1,641,228. Common stock and additional paid-in capital as of June 30, 1997 and December 31, 1996 have been restated to reflect this split. In addition, all share and per share data have been restated to reflect the split.

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

Results of Operations

The Company had net income for the second quarter ended June 30, 1997 of $5.6 million, or $.54 per share, compared to $4.7 million, or $.44 per share, for the 1996 second quarter.
Operating income before interest and taxes for the second quarter was $8.6 million, or 13.7% of sales, compared to $7.6 million, or 11.6% of sales, in the 1996 second quarter.

Net income for the six months ended June 30, 1997 was $10.8 million, or $1.04 per share, compared to $9.3 million, or $.87 per share for the 1996 first half. Operating income before interest and taxes for the 1997 six-month period was $16.6 million, or 13.5% of sales, compared to $15.1 million, or 12.1% of sales, for the 1996 period. The improvement in operating earnings from 1996 was primarily attributable to lower selling expenses in 1997.

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

During the first six months of 1997, the Company used $1.4 million in cash to repurchase shares of its common stock under a program authorized by its Board of Directors in July of 1996. As of June 30, 1997, the Company had used approximately $7.6 million in cash to repurchase 491,600 shares under this program.

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



                                        GLEASON CORPORATION
                                        Registrant


DATE:  October 1, 1997                  By:/S/ John J. Perrotti
                                            John J. Perrotti
                                         Vice President - Finance
                                         (Chief Financial Officer)