Form 10-Q
period 1997-09-30
GLEASON CORP /DE/
filed 1997-11-12
CIK 743239

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q
                           __________
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1997

                                OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE
SECURITIES EXCHANGE ACT OF 1934

 For the transition period from  ___________  to  ___________

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

The number of shares outstanding of the registrant's Common stock, par value $1 per share, at September 30, 1997 was 9,964,912 shares.

PART I - FINANCIAL INFORMATION
  Item 1. Financial Statements

                  GLEASON CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                                    (Dollars in thousands)
                                                   SEPTEMBER 30  DECEMBER 31
Assets                                                 1997          1996
Current assets
   Cash and equivalents                            $   12,109    $    7,199
   Trade accounts receivable                           90,888        65,583
   Inventories                                         75,350        27,986
   Deferred tax asset                                   6,894         6,894
   Other current assets                                 6,690         4,038
     Total current assets                             191,931       111,700

Property, plant and equipment, at cost                235,667       170,084
   Less accumulated depreciation                      113,822       108,693
                                                      121,845        61,391

Deferred tax asset                                     11,713        10,013
Goodwill                                               17,804            --
Other assets                                           10,274         7,570

Total assets                                       $  353,567    $  190,674

Liabilities and Stockholders' Equity

Current liabilities
   Short-term borrowings                           $    7,337    $      329
   Current portion of long-term debt                    1,513             6
   Trade accounts payable                              29,392        16,972
   Income taxes                                        11,242        10,224
   Other current liabilities                           69,845        30,335
      Total current liabilities                       119,329        57,866

Long-term debt                                         68,292         4,506
Pension plans and other retiree benefits               59,998        38,220
Other liabilities                                      10,614         5,218

   Total liabilities                                  258,233       105,810

Stockholders' equity
   Common stock                                        11,594        11,594
   Additional paid-in capital                           5,438         5,731
   Retained earnings                                  100,091        86,187
   Cumulative foreign currency translation
      adjustment                                       (4,555)       (2,149)
   Minimum pension liability adjustment                  (461)         (461)
                                                      112,107       100,902
   Less treasury stock, at cost                        16,773        16,038

   Total stockholders' equity                          95,334        84,864

Total liabilities and stockholders' equity         $  353,567    $  190,674

See notes to consolidated financial statements.

                    GLEASON CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                                                (Dollars in thousands, except
                                                       per share amounts)
                                                      THREE MONTHS ENDED
                                                         SEPTEMBER 30
                                                        1997          1996
Net sales                                          $   89,713    $   53,467

Costs and expenses
  Cost of products sold                                63,084        35,722
  Selling, general and
    administrative expenses                            16,159         9,970
  Research and development expenses                     1,994         1,832
  Interest expense--net                                   403           133
  Other (income) expense--net                             146          (234)

Income before income taxes                              7,927         6,044

Provision for income taxes                              2,932         2,279

Net income                                         $    4,995    $    3,765


Primary earnings per common share                  $      .48    $      .35

Fully diluted earnings per common share            $      .48    $      .35

Weighted average number of common shares
  outstanding:
  Primary                                          10,388,997    10,723,136
  Fully diluted                                    10,398,481    10,745,104

Cash dividends declared per common share           $    .0625    $    .0625

See notes to consolidated financial statements.

                    GLEASON CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                                                (Dollars in thousands, except
                                                      per share amounts)
                                                       NINE  MONTHS ENDED
                                                          SEPTEMBER 30
                                                        1997          1996
Net sales                                          $  212,432    $  178,134

Costs and expenses
  Cost of products sold                               146,783       120,581
  Selling, general and
    administrative expenses                            35,781        31,546
  Research and development expenses                     5,628         5,618
  Interest expense--net                                   282           660
  Other (income)--net                                    (679)         (851)

Income before income taxes                             24,637        20,580

Provision for income taxes                              8,871         7,477

Net income                                         $   15,766    $   13,103


Primary earnings per common share                  $     1.53    $     1.22

Fully diluted earnings per common share            $     1.52    $     1.22

Weighted average number of common shares
  outstanding:
  Primary                                          10,326,069    10,731,260
  Fully diluted                                    10,394,860    10,746,766

Cash dividends declared per common share           $    .1875    $    .1875

See notes to consolidated financial statements.

                  GLEASON CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                       (Dollars in thousands)
                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30
                                                          1997          1996
Cash flows from operating activities:
  Net income                                         $   15,766    $   13,103
  Adjustments to reconcile net income
    to net cash provided by operating activities:
     Depreciation and amortization                        9,527         8,296
     (Gain) on disposals of property, plant
       and equipment                                       (432)           (2)
    Provision for deferred income taxes                     312         1,150
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                     5,417        13,346
      (Increase) in inventories                          (4,164)       (5,459)
      (Increase) decrease in other current assets          (247)          533
      Increase (decrease) in trade accounts payable       1,400        (1,883)
      Increase in all other current operating
        liabilities                                       5,746         2,323
      Other, net                                           (679)         (824)

  Net cash provided by operating activities              32,646        30,583

Cash flows from investing activities:
  Capital expenditures                                   (8,196)       (5,123)
  Investment in subsidiary, net of cash acquired        (29,757)           --
  Proceeds from asset disposals                           1,572            41
  Proceeds from collection of notes receivable               54            54

  Net cash (used in) investing activities               (36,327)       (5,028)

Cash flows from financing activities:
  Net proceeds of short-term borrowings                     695           489
  Net borrowings (repayments) under revolving
    and term loan credit agreements                      62,513       (23,746)
  Proceeds from long-term debt                              217           106
  Repayment of long-term debt                           (51,503)         (130)
  Purchase of treasury stock                             (1,360)         (450)
  Net stock issues                                          332            --
  Dividends paid                                         (1,862)       (1,945)

  Net cash provided by (used in) financing
    activities                                            9,032       (25,676)

Effect of exchange rate changes on cash
  and equivalents                                          (441)          (75)
Increase (decrease) in cash and equivalents               4,910          (196)
Cash and equivalents, beginning                           7,199         9,926
Cash and equivalents, ending                         $   12,109    $    9,730

See notes to consolidated financial statements.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1997
                           (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly (a) the results of operations for the three and nine-month periods ended September 30, 1997 and 1996,
     (b) the financial position at September 30, 1997 and December 31, 1996, and (c) the cash flows for the nine-month periods ended September 30, 1997 and 1996, of Gleason Corporation and subsidiaries.

2. The results of operations for the three and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be achieved for the full year.

3. All significant intercompany transactions have been eliminated in the consolidation.

4. On July 31, 1997, the Company purchased all of the general and limited partnership interests of Hermann Pfauter GmbH & Co., a manufacturer of cylindrical gear production equipment, and Pfauter-Maag Cutting Tools L.P., a cutting tool manufacturer (collectively referred to as "Pfauter"). The acquisition of Pfauter positions the Company to be a world leader in gear production equipment and related technology by combining
     Pfauter's extensive line of cylindrical gear production machinery and cutting tools with the Company's leading position in bevel gear production equipment. In addition, the Pfauter acquisition expands the Company's customer base to include a broad range of non-automotive customers, from small-gear machine users such as power tool and precision instrument manufacturers to producers of large gears utilized in off-highway equipment and heavy industrial applications. Pfauter has major operations in Germany, Italy and the United States.

     The acquisition was completed for a total consideration of $91.8 million, including $34.8 million in cash and the assumption of $57.0 million in bank debt. The acquisition was financed through a new multi-currency credit agreement dated July 31, 1997 providing for term loans, revolving credit and standby letters of credit totaling up to $170 million.

     The Company accounted for the acquisition under the purchase method. The aggregate cost of the acquisition, including professional fees and other related costs totaling $2.5 million, was allocated to assets purchased and liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was $17.6 million, which has been recorded as goodwill, and is being amortized on a straight-line basis over 30 years. The aggregate cost of the acquisition was allocated as follows:

          (In thousands)

          Current assets, excluding cash            $ 77,966
          Property, plant and equipment               63,595
          Other assets                                 3,100
          Goodwill                                    17,630
          Current liabilities, including
            short-term borrowings                    (75,776)
          Long-term debt                             (29,384)
          Pension and other retiree benefits         (21,218)
          Other liabilities                           (5,034)
          Total acquisition cost, net of cash
            acquired                                $ 30,879

     In the allocation of the acquisition costs, current liabilities and other liabilities include $7.0 million and $2.0 million, respectively, of costs associated with the restructuring of Pfauter's operations. These costs represent the Company's estimate of the expenses associated with the consolidation of certain sales and manufacturing operations and elimination of redundant activities. The Company expects these restructuring activities will take approximately two years to complete. Any adjustments to these estimated costs will adjust the goodwill recorded in the acquisition.

     Results of operations of Pfauter for the two month period following the acquisition date are included in the Consolidated Statements of Operations for the three and nine-month periods ending September 30, 1997. The following unaudited pro forma information has been prepared assuming that the Pfauter acquisition had taken place at the beginning of 1996:

                                                        Pro Forma
                                                    Nine Months Ended
                                                      September 30
     (In thousands, except per share amounts)      1997          1996
                                                      (Unaudited)
     Net sales                                  $298,044      $295,594
     Net income                                   15,113        11,180
       Per common share                             1.46          1.04


     The pro forma financial information is not necessarily indicative of the results that would have been obtained if the transaction had been effected on the assumed date or the results that may be achieved by the Company in the future. The pro forma net income for the periods shown does not include any adjustments for cost savings expected to be realized from the restructuring plans or synergies of the combined business.

5.   The components of inventories were as follows:
     (In thousands)                              9/30/97      12/31/96
     Raw materials and
       purchased parts                          $ 13,342      $  5,269
     Work in process                              49,639        18,063
     Finished goods                               12,369         4,654
                                                $ 75,350      $ 27,986

6. Net cash payments for income taxes were $6,664,000 and $2,687,000 for the nine months ended September 30, 1997 and 1996, respectively. Interest payments were $444,000 and $994,000 for the nine months ended September 30, 1997 and 1996, respectively.

7. On August 28, 1997 the Company's Board of Directors declared a two-for-one (2-for-1) stock split on the Company's common stock, including shares held in treasury, effected in the form of a 100% common stock distribution payable on September 26, 1997 to holders of record on September 12, 1997. The distribution increased the number of shares issued from 5,797,070 to 11,594,140, which included an increase in treasury stock from 814,614 to 1,629,228. As a result of the stock split, $5,797,070 was transferred from additional paid-in capital to common stock, representing the par value of the additional shares issued. Common stock and additional paid-in capital as of December 31, 1996 have been restated to reflect the stock split. In addition, all share and per share data have been restated to reflect the stock split.

8. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is effective for both interim and annual financial statements for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently being used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of this accounting pronouncement would have resulted in an increase in primary earnings per share of $.02 and $.01 for the three-month periods ended September 30, 1997 and September 30, 1996, respectively, and an increase in primary earnings per share of $.06 and $.04 for the nine-month periods ended September 30, 1997 and September 30, 1996, respectively. Fully diluted earnings per share would have increased by $.01 per share for the nine months ended September 30, 1997. There would have been no impact on fully diluted earnings per share for the other periods presented.

9. Certain reclassifications have been made to the prior period's financial statements to conform such financial statements to the presentation of the 1997 financial statements.

10. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.
     131, "Disclosures about Segments of an Enterprise and Related Information" (FAS No. 131). This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. FAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997.

     The adoption of FAS No. 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows, but may impact the disclosure of segment information.

11. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting on Comprehensive Income" (FAS No. 130). This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. FAS No. 130 is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of FAS No. 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows, but may impact the financial statement presentation.

               GLEASON CORPORATION AND SUBSIDIARIES

Item 2.        Management's Discussion and Analysis
               of Results of Operations and Financial Condition

The following are management's comments relating to significant changes in the results of operations for the three and nine-month periods ended September 30, 1997 and 1996 and in the Company's financial condition during the nine months ended September 30, 1997.

Results of Operations

The Company had net income for the third quarter ended September 30, 1997 of $5.0 million, or $.48 per share, compared to $3.8 million, or $.35 per share, for the 1996 third quarter.
Operating income (earnings before interest and taxes) for the third quarter was $8.3 million, an increase of 35% compared to the 1996 third quarter. Third quarter results included two months of activity from the Pfauter operations, which the Company acquired on July 31, 1997. The Pfauter operating results and related effects of the acquisition slightly lowered the Company's net income for the quarter.

Net income for the nine months ended September 30, 1997 was $15.8 million, or $1.53 per share, compared to $13.1 million, or $1.22 per share, for the 1996 nine-month period. Operating income for the 1997 nine-month period was $24.9 million, an increase of 17% compared to the 1996 period.

New orders totaled $79.7 million for the third quarter compared to $50.1 million in the 1996 third quarter. Order levels for the quarter, excluding Pfauter, increased slightly to $50.7 million compared to the 1996 quarter. Orders for the 1997 nine-month period were $209.6 million compared to $184.6 million in 1996. Order levels for the three and nine-month periods of 1997, compared to the prior year periods, were negatively impacted by foreign exchange translation effects of approximately $2.2 million and $8.0 million, respectively, primarily due to the stronger U.S. dollar versus the German deutsche mark.

Order levels for machine products, excluding Pfauter, were 12% higher in the 1997 third quarter compared to the 1996 third quarter and, for the comparative nine-month periods, were approximately equal. Excluding Pfauter, orders for cylindrical gear production machines increased 4% and 43% in the 1997 three and nine-month periods, respectively, versus the comparable periods in 1996.
Cylindrical gear production machine orders, excluding Pfauter, accounted for 56% of total machine orders in the 1997 nine-month period versus 39% in the comparable 1996 period. Incoming orders for the nine months of 1997 were higher primarily due to increased orders for PHOENIX (Registered Trademark) gear hobbing machines and Gleason-Hurth gear honing machines. Order levels for bevel gear production machines increased 26% in the third quarter of 1997 compared to 1996, but were 30% lower in 1997 than for the comparative nine-month period in 1996, primarily due to lower order levels from U.S. customers. In the second quarter of 1996, the Company received large orders totaling $24 million from two U.S. vehicle and axle manufacturers. The Company expects that 1997 fourth quarter orders for bevel gear production machines will be higher than in any other quarter of the current year, although orders for bevel gear production machines are expected to be lower for the 1997 full year than the 1996 full year.

Orders for tooling products, including gear cutting tools and workholding equipment, excluding Pfauter, were lower for both the three and nine-month periods versus the comparable periods in 1996. Order levels for these products decreased principally due to foreign currency translation effects and lower order volumes for gear cutting tools from Europe and the Asia-Pacific region.

Consolidated backlog was $194.9 million at September 30, 1997 compared to $122.8 million at December 31, 1996 and $131.0 million at September 30, 1996. The Pfauter operations accounted for $81.2 million of the September 30, 1997 backlog.

Net sales were $89.7 million and $212.4 million for the three and nine-month periods ended September 30, 1997, compared to $53.5 million and $178.1 million in the comparable prior year periods. Net sales, excluding Pfauter, were $67.1 million for the third quarter, an increase of 25% compared to the 1996 third quarter. Net sales for the three and nine-month periods of 1997 versus the comparable periods in 1996 were negatively impacted by foreign currency translation effects of approximately $2.2 million and $5.0 million, respectively, due to the stronger U.S. dollar versus the German deutsche mark.

Net sales of machine products, excluding Pfauter, increased 41% and 12% for the three and nine-month periods ended September 30, 1997, respectively, compared to the comparable 1996 periods. Bevel gear production machine sales increased 72% for the 1997 third quarter and 35% for the 1997 nine-month period over the comparable 1996 periods, primarily due to higher shipments of PHOENIX gear equipment to customers in the United States. Bevel gear production machine sales in the 1997 three and nine-month periods included shipments associated with the large orders received in the second quarter of 1996. Cylindrical gear production machine sales, excluding Pfauter, were 8% lower for the 1997 nine-month period, but 15% higher for the 1997 third quarter versus the comparable 1996 quarter. The decrease in sales of cylindrical gear production machines in the 1997 nine-month period was primarily due to lower shipments of Gleason-Hurth gear shaving machines and foreign currency translation effects, partially offset by higher shipments of PHOENIX gear hobbing machines and cylindrical gear grinding machines. Net sales in the 1996 nine-month period included a large program for Gleason-Hurth gear shaving machines associated with an order received in the 1995 third quarter.

Net sales of tooling products, excluding Pfauter, for the 1997 third quarter approximately equaled the 1996 third quarter level. Tooling product shipments, excluding Pfauter, for the 1997 nine-month period were approximately 5% lower than for the comparable 1996 period primarily due to the negative foreign currency translation effect on sales of Gleason-Hurth tooling and lower shipments of workholding equipment during the first half of 1997. Other products sales, including spare parts, service and software, excluding Pfauter, in the 1997 three and nine-month periods were slightly higher than in the comparable 1996 periods.

Cost of products sold as a percentage of sales was 70.3% and 69.1% for the three and nine-month periods ended September 30, 1997, compared to 66.8% and 67.7% for comparable periods in 1996. Margins can be significantly impacted by the mix of products sold. For example, machines generally tend to carry higher cost of sales percentages than tooling or other products. Margins were lower for both the 1997 third quarter and nine-month period because of the higher percentage of machine shipments in the overall sales mix, lower margins on tooling sales and the effect of Pfauter's lower margins. Tooling margins were lower due to a less favorable product mix and increased price discounting in certain markets.

Selling, general and administrative expenses for the 1997 third quarter were 18.0 percent of sales, compared to 18.6 percent of sales in the 1996 third quarter. For the nine months ending
September 30, 1997, these expenses were 16.8 percent of sales, compared to 17.7 percent of sales for the comparable 1996 nine-month period. The lower spending as a percentage of sales for both the 1997 third quarter and nine-month period was primarily attributable to lower commissions paid to outside dealers, partially offset by higher selling expenses as a percentage of sales for the Pfauter operations. The reduction in commission expense was due to decreased sales to South Korea and Brazil, where the Company is represented by independent dealers.

Research and development expenses were $2.0 million and $5.6 million in the three and nine-month periods ending September 30, 1997, compared to $1.8 million and $5.6 million in the comparable periods in 1996. Development spending in 1997 included new product development for both bevel and cylindrical gear production equipment and manufacturing technology initiatives for the Company's tooling operations.

Other expense(net) for the 1997 third quarter was $0.1 million compared to other income(net) of $0.2 million in the 1996 third quarter. Included in the 1997 third quarter expense was $0.4 million of costs related to the relocation of the Company's sales office in Stuttgart, Germany to the Pfauter offices in Ludwigsburg, Germany. Other income(net) totaled $0.7 million in the first nine months of 1997 compared to $0.9 million in the prior year's nine-month period. The 1997 nine-month period included a $0.4 million gain on the sale of property associated with one of the Company's former Components Group businesses which had been leased to the purchaser since the sale of that business in 1992.

Net interest expense totaled $0.4 million and $0.3 million for the three and nine-month periods ended September 30, 1997, respectively, compared to net interest expense of $0.1 million and $0.7 million in the comparable 1996 periods. Net interest expense was higher for the 1997 third quarter due to higher outstanding debt associated with the acquisition of Pfauter. The decrease in interest expense for the 1997 nine-month period was due to lower average borrowings outstanding under the Company's revolving credit facilities and higher balances in cash and equivalents during the first half of 1997.

The Company's provision for income taxes as a percentage of income before taxes for the three and nine-month periods ended September 30, 1997 was 37.0% and 36.0%, respectively, compared to 37.7% and 36.3%, for the comparable 1996 periods. These percentages for both the 1997 and 1996 periods approximated the U.S.
statutory rate. The impact of the higher statutory rates on foreign earnings (primarily in Germany) was offset by the utilization of certain foreign tax credits and foreign operating loss carryforwards in 1997 and 1996.

Liquidity and Capital Resources

Cash and equivalents increased $4.9 million in the nine months of 1997 to $12.1 million at September 30, 1997. Borrowings under the Company's revolving credit facilities increased to $67.3 million at September 30, 1997 from $3.9 million at December 31, 1996. Borrowings under these facilities increased due to the cash paid for the acquisition of Pfauter and the repayment of most of Pfauter's outstanding bank debt. Available unused short and long-term credit lines with banks, including revolving and term loan credit facilities, totaled approximately $87.5 million at September 30, 1997. Dividend payments to stockholders totaled $1.9 million in the nine months ended September 30, 1997.

Operating activities provided cash of $32.6 million in the first nine months of 1997 compared to $30.6 million in the comparable
1996 period. Operating cash flows were higher in the 1997 period due to higher earnings before depreciation and amortization expense. Cash provided from reductions in working capital during the first nine months of 1997 was slightly lower than during the comparable 1996 period as decreases in trade accounts receivable were less because of substantially higher 1997 third quarter sales. Future uses of cash for operating activities are expected to include approximately $9.0 million which management plans to spend over the next two years to rationalize Pfauter's operations. Management estimates that this investment will enable the Company to achieve subsequent annual cost savings of a similar magnitude.

Investing activities used $36.3 million of cash in the 1997 nine-month period versus $5.0 million in the comparable prior year period. Investing activities for 1997 included cash used of $29.8 million, net of cash acquired of $6.4 million, for the acquisition of Pfauter. Capital expenditures during the first nine months of 1997 totaled $8.2 million, compared to $5.1 million in the comparable 1996 period. The Company expects that 1997 and 1998 full year capital expenditures will be greater than the 1996 level of $10.3 million, with the majority of the spending planned for further investments to upgrade existing production capabilities. Cash flows from investing activities in 1997 also included $1.5 million in cash received from the sale of the property of one of the Company's former businesses.

During the first nine months of 1997, the Company used $1.4 million in cash to repurchase shares of its Common Stock under a program authorized by its Board of Directors in July 1996. As of September 30, 1997, the Company had used approximately $7.6 million in cash to repurchase 491,600 shares under this program.

In October 1997, the Company filed Registration Statements on Form S-3 for the sale of 1,600,000 shares of its Common Stock, (excluding any exercise of the over-allotment option). The offering consists of 770,104 shares to be sold by The Retirement Plan of the Gleason Works ("Plan"), 429,896 shares to be sold by Gleason Foundation and 400,000 shares to be sold by the Company. The offering enables the Plan to sell its holdings of Company stock, which will position it to be able to settle liabilities to the beneficiaries of this Plan. Accruals for future benefits under this defined benefit plan were frozen in 1990 and all active employees in this plan were enrolled in the Company's defined contribution retirement plan effective January 1, 1991. Since that time, the Company has been committed to terminating the Plan and satisfying its obligations to Plan participants as soon as the assets of the Plan matched or exceeded its obligations. The current market value of the Plan's assets is such that termination of the Plan is being considered at this time. Gleason Foundation is selling a portion of its shares to diversify its holdings; however, even after the sale of all its shares registered in this offering, Gleason Foundation will remain the Company's largest shareholder. The Company intends to use the proceeds from the sale of shares to pay down a portion of the debt incurred in connection with the Pfauter acquisition.

Effective July 31, 1997 the Company entered into a new $170 million revolving and term loan credit facility providing for multi-currency borrowings and standby letters of credit and bank guarantees. The revolving credit portion of the facility is $110 million and matures on July 1, 2002. The term loan portion is $60 million and requires repayment in equal quarterly installments beginning October 1, 1999. Up to $40 million of the revolving credit portion of the facility is available for issuance of letters of credit or bank guarantees. The credit facility is unsecured (except for pledges of 65% of the stock of certain designated foreign subsidiaries of the Company) and there are no prepayment penalties. The interest rate on the credit facility is LIBOR plus 35 basis points through March 31,1998. Thereafter, the rate is based on a spread over LIBOR as determined by certain financial ratios. Facility fees are calculated on the entire credit facility, regardless of usage, and are 15 basis points through March 31, 1998 and adjust on the same basis as interest rates for periods which follow. The credit facility provides for average borrowing costs which are approximately 25 basis points lower than the Company's former revolving credit facility and approximately 100 basis points lower than Pfauter's average borrowing costs on its former secured credit facilities. The Credit Agreement relating to the facility contains customary financial ratio covenants and provisions which restrict the Company's ability to pay dividends in the event of a default.

Effective October 31, 1997, the Company reduced the total amount of the facility from $170 million to $160 million, with the term loan portion decreasing from $60 million to $50 million.
All other terms and conditions remain the same.

Management believes that the Company's cash balances, borrowing capacity under its lines of credit, and anticipated funds from operations will be sufficient to meet its near-term operating and investing activities or that it will be able to obtain additional long-term financing if such financing is required.

The forward-looking statement related to incoming order levels is subject to a number of factors that could cause actual results to differ materially from those expected. These factors include, but are not limited to, the impact on order levels resulting from actions taken by competitors, the stability and timing of customers' capital spending plans and the general economic conditions in the world markets the Company serves.


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

             None.

Item 5.  Other Information

             None.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                 Exhibit 27:    Financial Data Schedule


         (b)   Reports on Form 8-K
              (1) The Company's Current Report on Form 8-K dated August 14, 1997 for Item 2 related to the Company's acquisition of Hermann Pfauter GmbH & Co.

              (2) Amendment No. 1 to the Current Report on Form 8-K dated August 14, 1997 was filed on Form 8-K/A dated September
                   25, 1997 for Items 7(a) and (b) related to the Company's acquisition of Hermann Pfauter GmbH & Co. including the following financial statements:
                       Hermann Pfauter GmbH & Co. Audited Financial Statements Report of Ernst & Young GmbH
                       Reports of Dugan & Lopatka
                       Consolidated Balance Sheets as of December 31, 1996
                       and 1995
                       Consolidated Income Statements for the Years Ended December 31, 1996, 1995 and 1994
                       Consolidated Statements of Cash Flows for the Years Ended December 31, 1996 and 1995
                       Notes to the Consolidated Financial Statements Directors' Report - Review of 1994 through 1996

                   Pro Forma Consolidated Financial Statements of Gleason Corporation and Hermann Pfauter GmbH & Co. (Unaudited)
                       Balance Sheet at June 30, 1997
                       Statement of Operations for the Year Ended December 31, 1996
                       Statement of Operations for the Six Months Ended June 30, 1997
                       Notes to Pro Forma Consolidated Financial Statements

              (3) Amendment No. 2 to the Current Report on Form 8-K dated August 14, 1997 was filed on Form 8-K/A dated October 2, 1997 for Items 7(a) and (b) related to the Company's acquisition of Hermann Pfauter GmbH & Co. including the following financial statements:
                      Hermann Pfauter GmbH & Co. Audited Financial Statements Report of Ernst & Young GmbH
                      Reports of Dugan & Lopatka
                      Consolidated Balance Sheets as of December 31, 1996
                      and 1995
                      Consolidated Income Statements for the Years Ended December 31, 1996, 1995 and 1994
                      Consolidated Statements of Cash Flows for the Years Ended December 31, 1996 and 1995
                      Notes to the Consolidated Financial Statements Directors' Report - Review of 1994 through 1996

                   Pro Forma Consolidated Financial Statements of Gleason Corporation and Hermann Pfauter GmbH & Co (Unaudited)
                      Balance Sheet at June 30, 1997
                      Statement of Operations for the Year Ended December 31,
                      1996
                      Statement of Operations for the Six Months Ended June 30, 1997
                      Notes to Pro Forma Consolidated Financial Statements

              (4) The Company's Current Report on Form 8-K dated October 2, 1997 for Item 5 was filed on October 3, 1997.

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        GLEASON CORPORATION
                                        Registrant




DATE:  November 11, 1997                    John J. Perrotti
                                            John J. Perrotti
                                        Vice President - Finance
                                        (Chief Financial Officer)