Form 10-K
period 1997-12-31
GLEASON CORP /DE/
filed 1998-03-30
CIK 743239

S E C U R I T I E S  A N D  E X C H A N G E  C O M M I S S I O N
                    Washington, D. C.  20549

                           FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.
    For the fiscal year ended December 31, 1997.

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

    The aggregate market value of registrant's voting stock held by non-affiliates as of March 12, 1998 was approximately
$341,178,370.

    The number of shares of Common Stock, $1.00 par value, outstanding as of March 12, 1998 was 10,497,796.

              Documents Incorporated by Reference
      Portions of the Company's Annual Report to Stockholders for the year ended December 31, 1997 are incorporated by reference into Parts I and II of this Form 10-K.

      Portions of the Company's proxy statement, dated March 30, 1998, filed in connection with its 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. Certain documents previously filed with the SEC have been incorporated by reference into Part IV of this Form 10-K.

          The exhibit index appears follows the signature page.

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

    In 1997, the Company completed the acquisition of the Hermann
Pfauter Group ("Pfauter"), a world leader in cylindrical gear production equipment based in Ludwigsburg, Germany, which included Pfauter-Maag, a leading cutting tool manufacturer based in Rockford, Illinois. Further information regarding this acquisition is presented in Note 3 of the Notes to the Consolidated Financial Statements in the Company's Annual Report to Stockholders for the year ended
December 31, 1997, which is incorporated herein by reference.

    In 1995, the Company acquired certain assets and technology of Hurth Maschinen und Werkzeuge GmbH ("Hurth"), a Munich, Germany-based leader in the design and production of cylindrical gear machinery and tooling. Further information regarding the acquisition is presented in Note 3 of the Notes to the Consolidated Financial Statements in the Company's Annual Report to Stockholders for the year ended December 31, 1997, which is incorporated herein by reference.

    In 1994, the Company ceased operations at Alliance Metal
Stamping and Fabricating (one of the Company's former Components Group divisions) and sold the machinery and equipment located at this division's facility. Further information regarding discontinued operations is presented in Note 4 of the Notes to the Consolidated Financial Statements in the Company's Annual Report to Stockholders for the year ended December 31, 1997, which is incorporated herein by reference.

    In the fourth quarter of 1993, the Company sold its former
Belgian manufacturing operation to a new company owned by former employees of the Company. The successor company serves as a contract manufacturer for some of the Company's products.


Description of Business

    The Company operates within one business segment. The Company's principal business activity is the development, manufacture and sale of gear production machinery and related equipment. The Company has manufacturing operations in Rochester, New York and Rockford, Illinois; Plymouth, England; Munich and Ludwigsburg, Germany; Bologna and Porretta Terme, Italy; Bangalore, India and Biel, Switzerland. The Company has sales and service offices throughout the United States and Europe and in the Asia-Pacific region.

    Foreign and domestic operations, export sales and major customer financial information is presented in Note 15 of the Notes to the Consolidated Financial Statements in the Company's Annual
Report to Stockholders for the year ended December 31, 1997, which is incorporated herein by reference.


Products

    The gear production industry is comprised of two markets, the bevel gear market and the cylindrical gear market.

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

    The Company sells over 30 models of machines for the production and testing of hypoid and other bevel gears. Some of these machines can produce gears as small as 6mm in diameter, weighing only 1/2 ounce, while others can produce gears as large as 1,000mm in diameter, weighing more than 1,000 pounds. The latest design of these machines incorporates full computer numerical controls (CNC) which contribute to improved quality and productivity.

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

    The Company designs and produces tooling, including cutting tools and workholding equipment, for use on its bevel gear production machines. Other products include spare parts, service, and gear design and inspection software.

    Cylindrical Gear Products

    The Company also manufactures machines for the production of spur and helical gears ranging from 6mm to 4,000mm in diameter. Spur and helical or cylindrical gears are used for the straight-line or parallel transmission of mechanical power. This type of gearing has a broad range of applications, such as the main drive axles of passenger cars with front-wheel-drive and transverse mounted engines, automotive transmissions, speed reducers, pumps and gear motors.

    In 1993, the Company began making shipments of its first
PHOENIX machine for cylindrical gear production. This machine, the 125GH gear hobber has significantly increased the Company's sales in this market.

    The acquisitions of Pfauter and Hurth have added complementary product lines which have significantly strengthened the Company's position in the cylindrical gear equipment market. Pfauter is recognized as a leader in cylindrical gear production equipment and cylindrical gear cutting tools. Hurth has been a leader in the technology and production processes for shaving and fine finishing of cylindrical gears.
Similar to the Company's other gear equipment, the Company offers tooling, spare parts and field service for its cylindrical gear machines.


Marketing

    The Company's sales and service functions in North America, Europe, India, China and Australia are generally performed directly by employees of the Company. Sales in other territories are generally handled by independent foreign machinery dealers.

    In 1994, the Company acquired a 20 percent interest in OGA
Corporation, its exclusive sales and service representative in Japan and Taiwan, in order to strengthen its presence and enhance growth in that region.

    Overseas markets are important to the Company. The percentage of sales outside the United States was 64 percent and 73 percent in 1997 and 1996, respectively. The majority of overseas sales were to European and Asian customers. Sales to markets outside of the United States in 1997 were lower as a percentage of total sales primarily due to higher shipments to customers within the United States and lower shipments to the Asia-Pacific and South American regions.

    The domestic and foreign automotive and truck industries accounted for approximately 73 percent of sales in 1997 and 76 percent of sales in 1996. The acquisition of Pfauter expanded the Company's customer base to include a broader range of non-automotive customers.

    The Company has no contracts or subcontracts with U.S. government agencies that are significant.

Competition

    The markets in which the Company participates are competitive. Many of the programs for which the Company competes require bids or proposals from multiple vendors. The Company's competitors include manufacturers of gear production equipment, principally in Europe and Japan, some of which have greater financial resources than the Company. In addition, the Company may face competition from new entrants into these markets and increased competition from existing competitors through their own product development efforts. Competition is also encountered from alternative manufacturing processes for the production of gears, such as forging, forming and molding of plastic or powder metal. The Company believes its product lines compete effectively in its markets.

Backlog

    Backlog (unshipped orders), is an important measure of short-term business activity. Because of the nature of the industry, backlog is subject to fluctuation. As of December 31, 1997 backlog totaled $177.7 million compared to $122.8 million as of December 31,
1996.   Backlog at December 31, 1997, excluding Pfauter operations, declined to $108.9 million. The Company expects substantially all of the December 31, 1997 backlog to be shipped by the end of 1998.


Research and Development

    Amounts expended for research and development are presented in the Consolidated Statements of Operations in the Company's
Annual Report to Stockholders for the year ended December 31, 1997, which is incorporated herein by reference.


Patents

    The Company owns a substantial number of United States and foreign patents and patent applications. The Company is not significantly dependent upon any one patent or group of patents for its business.

Employees

    At December 31, 1997, the Company had 2,656 employees. Many of the Company's employees possess a high degree of engineering, technical and mechanical skills. Management believes its relationships with its employees are good. With the exception of operations in Germany and Italy, the Company's employees are not represented by any collective bargaining agent.

Other Information

    Certain of the components used in the Company's products are purchased from third parties and are available from a limited number of sources. The loss of any one supplier or an inability of suppliers to provide the Company with the required quantity or quality of these components could have an interruptive effect on the Company's business until such time as an alternative source of supply is found.

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

ITEM 2.  PROPERTIES

    The Company's corporate office is located in Rochester, New York and its manufacturing operations are conducted at plants in Rochester, New York; Rockford, Illinois; Munich and Ludwigsburg, Germany; Bologna and Porretta Terme, Italy; Plymouth, England; Bangalore, India; and Biel, Switzerland.

    A table of the major facilities and products manufactured is displayed below:

                          Plant               Principal
     Location          Square Footage         Products

Owned Facilities

Rochester, New York       721,000         Bevel and cylindrical gear
                                          production machines and
                                          workholding equipment

Ludwigsburg, Germany      285,000         Cylindrical gear production
                                          machines

Rockford, Illinois        250,000         Cylindrical gear cutting
                                          tools, gear production
                                          machine assembly

Plymouth, England         106,000         Bevel gear cutting tools


Leased Facilities

Munich, Germany           248,000         Cylindrical gear production
                                          machines and cutting tools

Bologna, Italy            202,000         Cylindrical gear production
                                          machines

Porretta Terme, Italy      46,000         Cylindrical gear production
                                          machines

Bologna, Italy             15,000         Cylindrical gear cutting
                                          tools

Biel, Switzerland          11,000         Cylindrical gear production
                                          machine assembly

Bangalore, India            9,000         Bevel gear cutting tools


    The Munich facility is being leased for a term ending in 2001. The lease for the 202,000-square foot facility in Bologna, Italy expires in September, 1998. The Company owns approximately 250 acres of undeveloped land in Monroe County, New York and leases office space in various locations around the world. The Company leases the land and building of a former subsidiary to the new owners of that business.

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


                            PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
         AND RELATED STOCKHOLDER MATTERS


    Information regarding the market for the Company's Common Stock and related stockholder matters presented in the Company's Annual
Report to Stockholders for the year ended December 31, 1997 is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected financial data presented in the Five Year Review in the Company's Annual Report to Stockholders for the year ended December 31, 1997 is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's Discussion of Financial Condition and Results of
Operations is presented in the Company's Annual Report to Stockholders for the year ended December 31, 1997 and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements and supplementary data of the Company and its subsidiaries presented in the Company's Annual Report to Stockholders for the year ended December 31, 1997 are incorporated herein by reference:

     Consolidated Statements of Operations - Years ended December 31, 1997, 1996 and 1995.

     Consolidated Balance Sheets - December 31, 1997 and 1996.

     Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996 and 1995.

     Consolidated Statements of Stockholders' Equity - Years ended December 31, 1997, 1996 and 1995.

     Notes to Consolidated Financial Statements - December 31, 1997.

     Quarterly Results of Operations.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Certain information required to be furnished by Items 401 and 405 of Regulation S-K are described in a definitive proxy statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14-A within 120 days after the close of the fiscal year ended December 31, 1997, which information is incorporated herein by reference. Additional information required to be furnished by Item 401 of Regulation S-K is as follows:


          List of Executive Officers of the Registrant

                     EXECUTIVE          POSITIONS AND
                      OFFICER           OFFICES HELD
NAME          AGE      SINCE            IN THE LAST FIVE YEARS
James S.       63      1966             Chairman and President since
  Gleason                               1985.


David J.       43      1992             Executive Vice President since
  Burns                                 1995; Vice President - Machine
                                        Products Group (1992 to 1995).


John B.        56      1986             Vice President - Administration
  Kodweis                               and Human Resources since
                                        1992.


Ralph E.       64      1989             Vice President, Secretary
  Harper                                & Corporate Counsel since
                                        1992; and Treasurer 1993-1997.



                     EXECUTIVE          POSITIONS AND
                      OFFICER           OFFICES HELD
NAME          AGE      SINCE            IN THE LAST FIVE YEARS

John J.        37      1993             Vice President - Finance (since
  Perrotti                              1995) and Treasurer (since 1997);
                                        Vice President - Controller (1993
                                        - 1995).

John W.        35      1995             Controller since 1995;
  Pysnack                               Director of Accounting and
                                        Reporting (1995); Finance Manager
                                        (1991 - 1994).



ITEM 11.  EXECUTIVE COMPENSATION

    The information required to be furnished by Item 402 of Regulation S-K is included in a definitive proxy statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14-A within 120 days after the end of the fiscal year ended December 31, 1997, which information is incorporated herein by reference.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

    Certain information regarding security ownership of certain beneficial owners and management required to be furnished by Item 403 of Regulation S-K is included in a definitive proxy statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14-A within 120 days after the end of the fiscal year ended December 31, 1997, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS

    Information regarding relationships is included in a definitive proxy statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14-A within 120 days after the end of the fiscal year ended December 31, 1997, which information is incorporated herein by reference.


                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K

(a) (1) The following is a list of the consolidated financial statements of the Company and its subsidiaries and Report of Independent Auditors presented in its Annual Report to Stockholders for the year ended December 31, 1997 which are incorporated herein by reference:

     Consolidated Statements of Operations - Years ended
       December 31, 1997, 1996 and 1995.

     Consolidated Balance Sheets - December 31, 1997 and
       1996.

     Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996 and 1995.

     Consolidated Statements of Stockholders' Equity - Years ended December 31, 1997, 1996 and 1995.

     Notes to Consolidated Financial Statements -
       December 31, 1997.

     Report of Independent Auditors.

     (2) The following consolidated financial statement schedules of Gleason Corporation and subsidiaries are included in Item 14(d): Schedule II - Valuation and Qualifying Accounts.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


     (3) Exhibits required to be listed including exhibits incorporated by reference under this Item and filed as exhibits under
(c) of this Item 14 pursuant to Item 601 Table I of Regulation S-K are as follows:

          (3)  Articles of Incorporation and By-Laws.

               (a) The Restated Certificate of Incorporation of Gleason Corporation, as filed with the Delaware Secretary of State on May 5, 1987, is incorporated by reference to Exhibit A of Gleason Corporation Form 10-Q for the quarter ended March 31, 1987.

               (b) The Certificate of Amendment of the Certificate of Incorporation of Gleason Corporation as filed with the Delaware Secretary of State on May 8, 1996 is incorpo-rated by reference to Exhibit 3 of Gleason Corporation Form 10-Q for the quarter ended March 31, 1996.

               (c)   By-laws, as amended, are incorporated by reference to
                     Exhibit 3(b) of Gleason Corporation Form 10-K, file number 1-8782, for the year ended December 31, 1991.

          (4) Instruments defining the rights of security holders, including indentures.

               (a)   See 3(a), 3(b) and 3(c) above.

               (b) Gleason Corporation Preferred Stock Purchase Rights Agreement, dated as of June 8, 1989, as amended, is incorporated by reference to Gleason Corporation
                     Form 8-A Registration Statement dated June 8, 1989, Form 8 Amendment No. 1, dated March 2, 1990, and Form 8 Amendment No. 2, dated February 6, 1992.

          (10) Material contracts.

               (a) Credit Agreement dated July 31, 1997 among Gleason Corporation, and its affiliates named therein, as Borrowers, The Chase Manhattan Bank as Administrative Agent, and The Chase Manhattan Bank, Corestates Bank, N.A., The Bank of Nova Scotia, First Union National Bank, Marine Midland Bank, Manufacturers and Traders Trust Company, PNC Bank N.A., Sudwestdeutsche Landesbank, Mellon Bank and Banca Monte Paschi di Siena, SpA, as Lenders, is incorporated by reference to Exhibit 10 of Gleason Corporation Form 8-K, file number 1-8782, dated August 14, 1997.

               (b) The Company's 1992 Stock Plan, as amended, is incorpo-rated by reference to Exhibit 3 of Gleason Corporation Form 10-Q, file number 1-8782, for the quarter ended March 31, 1997.

               (c) Gleason Corporation Annual Management Incentive Compen-sation Plan is incorporated by reference to Exhibit 10(a) of Gleason Corporation Form 10-K, file number 1-8782, for the year ended December 31, 1994.

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

               (g) Trust Agreement for Gleason Corporation executive agree-ments and Supplemental Retirement Plan is incorporated by reference to Exhibit L of Gleason Corporation Form 10-K, file number 1-8782, for the year ended December 31, 1989.

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

               (j) Gleason Corporation Long Term Disability Plan is incorp-orated by reference to Exhibit I of Gleason Corporation Form 10-K, file number 1-8782, for the year ended Decem-ber 31, 1986.

               (k) Gleason Corporation 1986 Deferred Compensation Plan is incorporated by reference to Exhibit J of Gleason Corpor-ation Form 10-K, file number 1-8782, for the year ended December 31, 1986.


          (13) Annual Report to Stockholders of the Registrant for the year ended December 31, 1997. Except for those portions of such Annual Report to Stockholders expressly incorporated by reference into this Report, such Annual Report to Stockholders is furnished solely for the information of the Securities and Exchange Commission and shall not be deemed a "filed" document. Refer to the Index to Exhibits.

          (21) Subsidiaries of the Registrant. Refer to the Index to Exhibits.

          (23) Consent of Independent Auditors. Refer to the Index to
               Exhibits.

          (24) Power of Attorney.  Refer to the Index to Exhibits.

          (27) Financial Data Schedules.  Refer to the Index to
               Exhibits.


(b)  Reports on Form 8-K filed in the fourth quarter of 1997:

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

          The Company's Current Report on Form 8-K dated October 2, 1997 for Item 5 was filed on October 3, 1997.



(c) Exhibits required by Item 601 of Regulation S-K and required by Article 5 of Regulation S-X under Item 8 are filed as exhibits to this Report on Form 10-K.

(d)  Financial Statement Schedules:


                                                             Schedule II

                    Gleason Corporation and Subsidiaries
                      Valuation and Qualifying Accounts

(Dollars in thousands)

                    Balance at                                        Balance at
                    beginning                          Acquisitions/  end of
Description         of period   Additions  Deductions  Other <F1>     period

Allowance for
doubtful acccounts    $1,171     $1,119     $  156      $  884        $ 3,018

Reserve for
inventory valuation   $7,399     $2,724     $2,505      $7,902        $15,520

Year Ended
December 31, 1997     $8,570     $3,843     $2,661      $8,786        $18,538


Note: Information is presented for the year ended December 31, 1997 only. Prior year amounts were not material.

<F1> Includes balances associated with the acquisition of Hermann Pfauter
GmbH & Co. and Pfauter-Maag Cutting Tools L.P. and the impact of changes in currency exchange rates during the year.


PHOENIX is a registered trademark of The Gleason Works.

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


                          Gleason Corporation
                          Registrant

                                James S. Gleason
                                James S. Gleason
                                Chairman and President

                                John J. Perrotti
                                John J. Perrotti
                                Vice President - Finance and Treasurer

                                John W. Pysnack
                                John W. Pysnack
                                Controller



Date: March 26, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the following named directors has personally authorized the signing of this report on their behalf by the Attorney in Fact named below.

Martin L. Anderson     )
Julian W. Atwater      )
Robert W. Bjork        )
David  J. Burns        )
J. David Cartwright    )  Directors
James S. Gleason       )
John W. Guffey, Jr.    )
Donald D. Lennox       )
William P. Montague    )
Robert A. Sherman      )
Robert L. Smialek      )


By:  Ralph E. Harper
     Ralph E. Harper
     Attorney in Fact

Date: March 26, 1998

              GLEASON CORPORATION AND SUBSIDIARIES
                       INDEX TO EXHIBITS


     Certain exhibits to this report on Form 10-K have been incorporated by reference. For a list of these exhibits, see Item 14 hereof.

     The following exhibits are being filed herewith:

Exhibit
  No.

(13) Annual Report to Stockholders of the
     Registrant for the year ended
     December 31, 1997

(21) Subsidiaries of the Registrant

(23) Consents of Experts and Counsel

     (a)  Consent of Ernst & Young LLP,
          Independent Auditors

(24) Power of Attorney

(27) Financial Data Schedules

     (a)  Financial Data Schedule for the Year Ended
          December 31, 1997

     (b)  Financial Data Schedule for the Year Ended
          December 31, 1996

     (c)  Financial Data Schedule for the Year Ended
          December 31, 1995