Form 10-Q
period 1998-09-30
GLEASON CORP /DE/
filed 1998-11-13
CIK 743239

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q
                           __________
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE
SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ________  to _______

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

The number of shares outstanding of the registrant's Common stock, par value $1 per share, at September 30, 1998 was 10,254,341 shares.

PART I - FINANCIAL INFORMATION
   Item 1. Financial Statements

                    GLEASON CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                                     (Dollars in thousands)
                                                   SEPTEMBER 30   DECEMBER 31
Assets                                                   1998         1997
Current assets
  Cash and equivalents                                $ 12,815     $ 12,478
  Trade accounts receivable                             92,278      101,024
  Inventories                                           61,633       55,991
  Other current assets                                  14,638       13,367
    Total current assets                               181,364      182,860

Property, plant and equipment, at cost                 259,333      242,399
  Less accumulated depreciation                        129,980      118,026
                                                       129,353      124,373

Goodwill                                                17,991       18,036
Other assets                                            17,418       20,384

Total assets                                          $346,126     $345,653

Liabilities and Stockholders' Equity

Current liabilities
  Short-term borrowings                               $  4,428     $  5,760
  Current portion of long-term debt                        105        1,613
  Trade accounts payable                                34,532       30,810
  Income taxes                                          10,595       13,640
  Other current liabilities                             63,680       70,614
    Total current liabilities                          113,340      122,437

Long-term debt                                          31,127       38,244
Pension plans and other retiree benefits                65,084       60,235
Other liabilities                                       10,840       10,516

  Total liabilities                                    220,391      231,432

Stockholders' equity
  Common stock                                          11,594       11,594
  Additional paid-in capital                            12,271       12,061
  Retained earnings                                    123,579      107,797
  Accumulated other comprehensive income:
    Cumulative foreign currency translation
      adjustment                                        (3,336)      (3,889)
    Minimum pension liability adjustment                (1,461)        (901)
                                                       142,647      126,662
  Less treasury stock, at cost                          16,912       12,441

  Total stockholders' equity                           125,735      114,221

Total liabilities and stockholders' equity            $346,126     $345,653

See notes to consolidated financial statements.

                   GLEASON CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                                                 (Dollars in thousands,except
                                                         per share amounts)
                                                         THREE MONTHS ENDED
                                                             SEPTEMBER 30
                                                          1998        1997
Net sales                                               $96,879     $89,713

Costs and expenses
  Cost of products sold                                  65,531      63,084
  Selling, general and
    administrative expenses                              18,788      16,159
  Research and development expenses                       2,869       1,994
  Interest expense - net                                    137         403
  Other (income) expense - net                             (273)        146

Income before income taxes                                9,827       7,927

Provision for income taxes                                3,846       2,932

Net income                                              $ 5,981     $ 4,995


Earnings per common share:
  Basic                                                 $   .57     $   .50
  Diluted                                               $   .55     $   .48

Weighted average number of common shares
  outstanding:
  Basic                                              10,479,530   9,945,336
  Diluted                                            10,832,950  10,388,997

Cash dividends declared per common share                $ .0625     $ .0625

See notes to consolidated financial statements.



                   GLEASON CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                                                 (Dollars in thousands, except
                                                        per share amounts)
                                                        NINE MONTHS ENDED
                                                           SEPTEMBER 30
                                                        1998         1997
Net sales                                             $300,447     $212,432

Costs and expenses
  Cost of products sold                                207,271      146,783
  Selling, general and
    administrative expenses                             53,318       35,781
  Research and development expenses                      7,775        5,628
  Loss on settlement of pension plan                     2,031           --
  Interest expense - net                                   779          282
  Other (income) - net                                    (344)        (679)

Income before income taxes                              29,617       24,637

Provision for income taxes                              11,867        8,871

Net income                                            $ 17,750     $ 15,766


Earnings per common share:
  Basic                                               $   1.69     $   1.59
  Diluted                                             $   1.63     $   1.53

Weighted average number of common shares
  outstanding:
  Basic                                             10,482,297    9,945,091
  Diluted                                           10,885,535   10,326,069

Cash dividends declared per common share              $  .1875     $  .1875

See notes to consolidated financial statements.

                   GLEASON CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                      (Dollars in thousands)
                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30
                                                         1998         1997
Cash flows from operating activities:
  Net income                                          $ 17,750     $ 15,766
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Loss on settlement of pension plan                   2,031           --
    Depreciation and amortization                       16,004        9,527
    (Gain) loss on disposals of property, plant
      and equipment                                        209         (432)
    Provision for deferred income taxes                  1,030          312
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                   11,147        5,417
      (Increase) in inventories                         (2,926)      (4,164)
      (Increase) in other current assets                  (533)        (247)
      Increase (decrease) in trade accounts payable       (155)       1,400
      Increase (decrease) in all other current
        operating liabilities                           (8,882)       5,746
      Other, net                                         1,078         (679)

  Net cash provided by operating activities             36,753       32,646

Cash flows from investing activities:
  Capital expenditures                                 (17,835)      (8,196)
  Investment in subsidiary, net of cash acquired            --      (29,757)
  Proceeds from asset disposals                            209        1,572
  Proceeds from collection of notes receivable              27           54

   Net cash (used in) investing activities             (17,599)     (36,327)

Cash flows from financing activities:
  Net proceeds from (repayments of) short-term
    borrowings                                          (1,490)         695
  Net proceeds (repayments) under revolving credit
    agreements                                          (9,310)      62,513
  Proceeds from long-term debt                              --          217
  (Repayment) of long-term debt                         (1,574)     (51,503)
  Purchase of treasury stock                            (5,421)      (1,360)
  Proceeds from issuance of common stock                   701          332
  Dividends paid                                        (1,968)      (1,862)

   Net cash provided by (used in) financing
     activities                                        (19,062)       9,032

Effect of exchange rate changes on cash
  and equivalents                                          245         (441)
Increase in cash and equivalents                           337        4,910
Cash and equivalents, beginning                         12,478        7,199

Cash and equivalents, ending                          $ 12,815     $ 12,109

See notes to consolidated financial statements.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1998
                            (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly (a) the results of operations for the three and nine-month periods ended September 30, 1998 and 1997, (b) the financial position at September 30, 1998 and December 31, 1997, and (c) the cash flows for the nine-month periods ended September 30, 1998 and 1997, of Gleason Corporation and its subsidiaries.

2.   The results of operations for the nine-month period ended
     September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

3. All significant intercompany transactions are eliminated in consolidation.

4.   The components of inventories were as follows:

     (In thousands)              9/30/98      12/31/97
     Raw materials and
       purchased parts         $  11,551      $ 11,215
     Work in process              38,901        34,491
     Finished goods               11,181        10,285
                               $  61,633      $ 55,991


5. Net cash payments for income taxes were $13,865,000 and $6,664,000 for the nine months ended September 30, 1998 and 1997, respectively. Interest payments were $1,583,000 and $444,000 for the nine months ended September 30, 1998 and 1997, respectively.

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

     The components of the Company's total comprehensive income were:

                                     Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
     (in thousands)                  1998          1997       1998        1997
     Net income                    $5,981        $4,995    $17,750     $15,766
     Foreign currency translation
       adjustments                    546          (907)       553      (2,406)
     Minimum pension liability
       adjustments                   (560)           --       (560)         --
     Total comprehensive income    $5,967        $4,088    $17,743     $13,360


     The Company's unfunded supplemental defined benefit retirement plan was amended effective July 1, 1998. An actuarial valuation of the plan liabilities was prepared as of July 1, 1998 including the effects of the plan amendment. This resulted in the Company increasing its liability to $4,614,000 ($3,014,000 at December 31, 1997), increasing the intangible asset to $807,000 ($327,000 at December 31, 1997) and increasing the equity reduction to $1,461,000 ($901,000 at December 31, 1997).

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

8. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which provides new guidelines for accounting for derivative instruments. The Company is currently analyzing what impact the new guideline will have on the Company. This Statement is effective for fiscal periods beginning after June 15, 1999.

               GLEASON CORPORATION AND SUBSIDIARIES

Item 2.        Management's Discussion and Analysis
               of Results of Operations and Financial Condition

The following are management's comments relating to significant changes in the results of operations for the three and nine-month periods ended September 30, 1998 and 1997 and in the Company's financial condition during the nine months ended September 30, 1998.

Results of Operations

All references to earnings per share reflect diluted earnings per share.

Net income for the third quarter ended September 30, 1998 was $6.0 million, or $.55 per share, compared to $5.0 million, or $.48 per share, for the 1997 third quarter. The Company's Pfauter operations, which were acquired on July 31, 1997, were included in the Company's 1998 results and for two months of the 1997 third quarter.

Net income for the nine months ended September 30, 1998 was $17.8 million, or $1.63 per share, compared to $15.8 million, or $1.53 per share, for the 1997 nine-month period. Net income for 1998 included a $2.0 million ($1.2 million after-tax), or $.11 per share, non-cash charge for the write-off of a prepaid pension asset associated with the settlement of the Company's U.S. defined benefit retirement plan in the second quarter. Excluding the pension charge, net income for the 1998 nine-month period would have increased 20% compared to 1997. The increase in net income, excluding the pension charge, was primarily due to increased sales resulting from the Pfauter acquisition.

New orders totaled $88.1 million for the third quarter compared to $79.7 million in the 1997 third quarter. Order levels, excluding Pfauter operations, increased $4.6 million, or 9%, over the 1997 third quarter. Approximately $2 million of this increase resulted from a favorable exchange translation effect from the weaker U.S. dollar versus the German mark. Order levels in the third quarter are typically somewhat lower than other quarters during the year due to summer shutdown periods at the facilities of many of the Company's customers. Order activity from European customers, particularly in Germany, was reasonably strong during the third quarter, accounting for 53% of total orders received. Orders received from U.S. customers were lower in the third quarter compared to the first two quarters of 1998.

For the nine-month period, order volumes were $269.7 million compared to $209.6 million in 1997. Order levels, excluding Pfauter operations, decreased 12% compared to the 1997 nine-month period due to lower incoming orders for gear production machines. This decline was primarily due to fewer significant orders from automotive customers in 1998 and depressed economic conditions in Asia.

Approximately 15% to 20% of the Company's normal sales volume is from customers in Asia; however, given the economic conditions in Asia, the Company anticipates this region will account for less than 10% of total new orders in 1998.

Consolidated backlog was $146.9 million at September 30,1998 compared to $177.7 million at December 31, 1997 and $194.9 million at September 30,1997. The decline in backlog from the 1997 year-end level was due to a reduction in orders for gear production machines compared to the prior year. With the lower current backlog, the recent softening in the U.S. market and the dormant market demand from Asia, the Company expects 1999 sales will be lower than in 1998.

Net sales were $96.9 million and $300.4 million for the three and nine-month periods ended September 30, 1998 compared to $89.7 million and $212.4 million in the prior year periods. Sales for these same periods, excluding Pfauter, decreased 13% and 3%, respectively, compared to the prior year, primarily due to lower shipments of bevel gear production machines. On a regional basis (excluding Pfauter), shipments in the nine months of 1998 were higher to customers in Europe, South America and the United States, but were significantly lower to customers in Asia. Sales to the Asia-Pacific region declined to represent only 12% of sales in the 1998 nine-month period, compared to 24% in the prior year period.

Cost of products sold as a percentage of sales was 67.6% and 69.0% for the three and nine-month periods ended September 30, 1998 compared to 70.3% and 69.1% for the comparable 1997 periods. Margins are impacted by the mix of products sold. For example, machines, in general, tend to carry higher cost of sales percentages than tooling and other products. Margins were higher in the 1998 third quarter compared to the prior year quarter primarily due to a higher percentage of tooling and aftermarket products in the overall sales mix and improved machine margins. Margins for the first nine months of 1998 were consistent with the 1997 period as a favorable sales mix impact from a higher percentage of tooling and aftermarket products was largely offset by a greater percentage of cylindrical gear products, which generally carry lower margins.

Selling, general and administrative expenses for the third quarter were $18.8 million, or 19.4% of sales, compared to $16.2
million, or 18.0% of sales, in the 1997 third quarter.   For the
nine months of 1998, these expenses totaled $53.3 million, or 17.8% of sales, compared to $35.8 million, or 16.8% of sales, for the prior year period. These expenses as a percentage of sales were higher than in the prior year periods primarily due to the inclusion of the Pfauter operations.

Research and development expenses were $2.9 million and $7.8 million in the three and nine-month periods of 1998, compared to $2.0 million and $5.6 million in the respective prior year
periods.   For the 1998 nine-month period, excluding Pfauter,
these expenses were approximately 17% higher than in 1997. Research and development spending in 1998 included new product development programs for machine products, including the Company's new series of cylindrical gear hobbing, shaping and grinding machines. These machines, developed from a modular platform, represent the first major collaborative product development project involving the Pfauter operations since their acquisition. The Company expects shipments of these machines to begin in the first half of 1999.

Other income was $.3 million for both the three and nine-month periods of 1998 compared to other expense of $.1 million in the 1997 third quarter and income of $.7 million in the 1997 nine-month period. Included in the 1997 third quarter expense was $.4 million of costs related to the relocation of the Company's German sales office. Other income in the nine months of 1997 included a $.4 million gain on the sale of property associated with one of the Company's former businesses.

Net interest expense totaled $.1 million and $.8 million for the three and nine-month periods ended September 30, 1998 compared to $.4 million and $.3 million for the 1997 three and nine-month periods. The increase in interest expense was due to higher outstanding debt associated with the acquisition of Pfauter, partially offset by lower average borrowing rates.

The Company's provision for income taxes as a percentage of income before taxes was 39.1% for the 1998 third quarter and 40.1% for the 1998 nine-month period, compared to 37.0% and 36.0% for the respective 1997 periods. The levels of income generated within different taxing jurisdictions can impact the Company's consolidated effective tax rate. The third quarter rate was higher due to a greater percentage of income from the Company's German operations, which have higher effective tax rates. The effective tax rate for the 1997 nine-month period was lower primarily due to the use of certain foreign tax credit carryforwards. The Company expects its effective tax rate to be higher in 1998 than in 1997 due to a decrease in available tax credit carryforwards.

Liquidity and Capital Resources

Cash and cash equivalents increased $.3 million in the 1998 nine-month period to $12.8 million. Borrowings under the Company's revolving credit facilities decreased to $30.9 million at September 30, 1998 from $38.0 million at December 31, 1997. Available unused short and long-term credit lines with banks, including revolving credit facilities, totaled $78.5 million at September 30, 1998. As of July 1998, the Company reduced the total amount of the facility from $135 million to $110 million, with the elimination of the term loan portion of the facility (which was $25 million at December 31, 1997). All other terms and conditions remain the same. Dividend payments to stockholders totaled $2.0 million in the 1998 nine-month period.

Operating activities provided cash of $36.8 million in the nine months of 1998 versus $32.6 million in the comparable 1997 period. Operating cash flows were higher in the 1998 period due to higher operating earnings before non-cash items including depreciation, amortization and the pension charge. Operating cash flows were negatively impacted by higher income tax payments and lower levels of advance payments received from customers during the nine months of 1998 compared to the 1997 period.

Investing activities used $17.6 million of cash in the 1998 nine-month period versus $36.3 million in the comparable prior year period. Investing activities for 1997 included cash used of $29.8 million (net of cash acquired of $6.4 million) for the acquisition of Pfauter. Capital expenditures totaled $17.8 million compared to $8.2 million in the 1997 period. Capital expenditures for the 1998 full year are expected to exceed depreciation expense with spending planned for investments in information technology and equipment to upgrade existing production facilities. Cash flows from investing activities in the 1997 nine-month period also included $1.5 million in cash from the sale of the property of a former business.

During the first nine months of 1998, the Company used $5.4 million in cash to repurchase 272,000 shares of its Common Stock under a program authorized by its Board of Directors in July 1996. In the 1997 nine-month period, $1.4 million in cash was used for share repurchases under the same program. In October 1998, the Company's Board of Directors authorized a new repurchase program for up to 10% of the 10.2 million outstanding shares of the Company's Common Stock. The purchases may be made on the open market or in privately negotiated transactions.

Management believes that the Company's cash balances, borrowing capacity under its lines of credit, and anticipated funds from operations will be sufficient to meet its near-term operating and investing activities and that it will be able to obtain additional long-term financing if such financing is required.

Year 2000 Disclosure

State of Readiness:

The Company is undertaking a Year 2000 Program in order to ensure that the Company's business critical computer systems will be able to function without significant disruption on account of the application of dating systems in the Year 2000. The Company's program addresses major information technology and non-information technology assessment areas including: business computer systems (such as financial, manufacturing and sales and marketing systems); manufacturing, warehousing and servicing equipment (such as manufacturing execution systems and shop floor controls); technical infrastructure (such as workstations, mainframes, servers and operating systems); end-user computing (personal computers); the readiness of suppliers, agents and service providers; facilities; research and development test
facilities; and the Company's products.   The program includes
the following phases for each assessment area: inventory identification; impact analysis/risk evaluation; remediation; acceptance testing; and implementation.

The Company is in the process of remediating and testing its major business information systems which are believed to be non-compliant. Other major equipment and systems have been evaluated, and those which have been identified as non-compliant are being upgraded, modified or replaced so that they will properly process dates beyond December 31, 1999. The Company's schedule is for all critical systems and equipment to be compliant by June 30,1999. The Company continues to be on schedule in its plans to accomplish this objective. The Company is still in the process of identifying and reviewing equipment and systems which are believed to be less critical, but which still may contain potential Year 2000 issues. These inventories are scheduled to be complete by year-end.

The Company also is in the process of contacting its significant suppliers and other third parties with whom the Company has relationships in order to determine whether their operations and the products and services they provide are Year 2000 compliant. Where practical, the Company will attempt to mitigate its risks with respect to the failure of these parties to be Year 2000 ready. However, such failures remain a possibility and could have an adverse impact on the Company's results of operations or financial condition.

The Company has evaluated the products its has sold and is currently selling to determine if any potential Year 2000 issues exist. The Company believes, based on its own testing and/or information received from its suppliers, that all of the products it currently sells are compliant and that products formerly sold are either compliant or can be made compliant at a minimal cost.

Costs:

The Company estimates that the cumulative cost of its Year 2000 Program will be approximately $900,000, of which approximately $450,000 was incurred through September 30,1998. The costs, which are primarily for modifying and upgrading software programs, are being funded from internally-generated funds and are being expensed as incurred. The Company does not separately track its internal costs, principally payroll and related expenses of certain information systems personnel, for the Year 2000 Program.

Risks:

The Company believes that the activities it is undertaking in connection with its Year 2000 Program should satisfactorily resolve Year 2000 issues. As is true for most companies, the Year 2000 issue creates a risk for the Company. If systems do not correctly recognize or process date information when the year changes to 2000, there could be an adverse impact on the Company's operations. Thus, if necessary modifications and upgrades to the Company's systems are not operationally effective on a timely basis, the Year 2000 issue could have a material impact on the operations of the Company. Likewise, disruptions with respect to the computer systems of third parties, which systems are outside the control of the Company, could impair the ability of the Company to obtain necessary materials or to manufacture, deliver or sell the Company's products. Such disruption of the Company's computer systems, or the computer systems of the Company's suppliers or other third parties, as well as the cost of avoiding such disruption, could, at least in the short-term, have a material adverse effect upon the Company's financial condition and results of operations.

Finally, customers not satisfied with the Company's timetable for its Year 2000 Program may choose to delay or cancel orders for the Company's products, which could have, at least in the short-term, a material adverse effect on the Company's business, financial position or results of operations.

Contingency Plans:

The Company's Year 2000 Program is designed to safeguard the interests of the Company and its customers. The Company believes that this program will be effective to minimize the risk of a Year 2000 issue serious enough to cause significant operational problems. However, delays in the Company's remediation efforts, or a failure to timely identify all Year 2000 dependencies in its systems, equipment or processes, or those its suppliers or other third parties, could have material adverse consequences. The Company is in the process of considering contingency plans for continuing operations in the event such problems arise, but there can be no assurance that any such contingency plan will successfully address all contingencies that may arise.


Forward looking statements related to the level of future sales and Year 2000 readiness are subject to a number of risk factors which could cause actual results to differ materially from those expected. Risk factors associated with future sales include, but are not limited to, actions taken by competitors, the stability of customers' capital spending plans and changes in general economic conditions in world markets that the Company serves. Risk factors associated with the Company's Year 2000 Program include, but are not limited to, unforeseen Year 2000 issues affecting the Company's systems, infrastructure, embedded technologies and products, including issues arising from any inaccuracy in the inventory, assessment, remediation or testing done by the Company, and the failure of third parties with whom the Company has relationships to effectively address their Year 2000 issues.

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


Item 5.  Other Information

                  None.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 27 (a):     Financial Data Schedule - Nine
                                  Months Ended September 30, 1998

              Exhibit 27 (b):     Financial Data Schedule - Nine Months Ended
                                  September 30, 1997 Restated


         (b)  Reports on Form 8-K

                    Not applicable.

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        GLEASON CORPORATION
                                        Registrant




DATE:  November 12, 1998                    John J. Perrotti
                                            John J. Perrotti
                                         Vice President - Finance
                                         (Chief Financial Officer)