Form 10-K405
period 1998-12-31
GLEASON CORP /DE/
filed 1999-03-30
CIK 743239

S E C U R I T I E S  A N D  E X C H A N G E  C O M M I S S IO N
                    Washington, D. C.  20549

                           FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934.
    For the fiscal year ended December 31, 1998.

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     The aggregate market value of registrant's voting stock held by non-affiliates as of March 11, 1999 was approximately
$168,142,363.

     The number of shares of Common Stock, $1.00 par value, outstanding as of March 11, 1999 was 9,608,135.

              Documents Incorporated by Reference
      Portions of the Company's Annual Report to Stockholders for the year ended December 31, 1998 are incorporated by reference into Parts I and II of this Form 10-K.

      Portions of the Company's proxy statement, dated March 30, 1999, filed in connection with its 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

      Certain documents previously filed with the SEC have been incorporated by reference into Part IV of this Form 10-K.

      The exhibit index appears following the signature page.

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

      In 1997, the Company completed the acquisition of the Hermann
Pfauter Group ("Pfauter"), a world leader in cylindrical gear production equipment based in Ludwigsburg, Germany, which included Pfauter-Maag, a leading cutting tool manufacturer based in Rockford, Illinois. Further information regarding this acquisition is presented in Note 3 of the Notes to the Consolidated Financial Statements on pages 29 and 30 of the Company's Annual Report to Stockholders for the year ended December 31, 1998, which is incorporated herein by reference.

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

Description of Business
      The Company operates within one business segment. The Company's principal business activity is the development, manufacture and sale of gear production machinery and related equipment. The Company has manufacturing operations in Rochester, New York; Rockford, Illinois; Plymouth, England; Munich and Ludwigsburg, Germany; Bologna and Porretta Terme, Italy; Bangalore, India; and Biel, Switzerland. The Company has sales and service offices throughout the United States and Europe and in the Asia-Pacific region.

      Information about the Company's product sales, regional sales and major customer financial information is presented in Note 13 of the Notes to the Consolidated Financial Statements on page 37 of the Company's Annual Report to Stockholders for the year ended December 31, 1998, which is incorporated herein by reference.

Products
      The Company's products and services are focused on providing design and manufacturing solutions to producers of gears. There are two major general categories of gears: bevel and hypoid gears and cylindrical gears.

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

      The Company sells over 30 models of machines for the production and testing of hypoid and other bevel gears. Some of these machines can produce gears as small as 6mm in diameter, weighing only one-half ounce, while others can produce gears as large as 1,000mm in diameter, weighing more than 1,000 pounds. The latest design of these machines incorporates full computer numerical controls (CNC) which contribute to improved quality and productivity.

      The line of PHOENIX(Registered Trademark) gear production machines incorporates state-of-the-art, full CNC design for the production of spiral bevel and hypoid gears. CNC machine features include the elimination of manual set-ups, permitting a significant reduction in the overall cost of manufacturing spiral bevel and hypoid gears. PHOENIX products now account for the vast majority of the Company's bevel gear machine sales.

      The Company designs and produces tooling, including cutting tools and workholding equipment, for use on its bevel gear production machines. Other products include spare parts, service and gear design and inspection software.

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

Marketing
      The Company has sales and service locations throughout North America and Europe, and in Japan, Taiwan, India, China and Australia. Sales in other territories are generally handled by independent foreign machinery dealers.

      In 1994, the Company acquired a 20 percent interest in OGA Corporation, its exclusive sales and service representative in Japan and Taiwan, in order to strengthen its presence and enhance growth in that region. In 1999, the Company acquired the remaining 80 percent interest of OGA Corporation.

      Overseas markets are important to the Company. The percentage of sales outside the United States was 62 percent and 64 percent in 1998 and 1997, respectively. The majority of overseas sales were to European and Asian customers. Sales to markets outside of the United States in 1998 were slightly lower as a percentage of total sales primarily due to lower shipments to the Asia-Pacific region.

      The domestic and foreign automotive and truck industries accounted for approximately 58 percent of sales in 1998 and 73 percent of sales in 1997. The acquisition of Pfauter has expanded the Company's customer base to include a broader range of non-automotive customers.

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


Backlog
      Backlog (unshipped orders) is an important measure of short-term business activity. Because of the nature of the industry, backlog is subject to fluctuation. As of December 31, 1998 backlog totaled $132.5 million compared to $177.7 million as of December 31, 1997. The Company expects substantially all of its December 31, 1998 backlog to be shipped by the end of 1999.

Research and Development
      Amounts expended for research and development are presented in the Consolidated Statements of Operations on page 24 of the Company's Annual Report to Stockholders for the year ended December 31, 1998, which is incorporated herein by reference.

Patents
      The Company owns a substantial number of United States and foreign patents and patent applications. The Company is not significantly dependent upon any one patent or group of patents for its business.

Employees
      At December 31, 1998, the Company had 2,608 employees. Many of the Company's employees possess a high degree of engineering, technical and mechanical skills. Management believes the Company's relationships with its employees are good. With the exception of operations in Germany and Italy, the Company's employees are not represented by any collective bargaining agent.

Other Information
      Certain of the components used in the Company's products are purchased from third parties and are available from a limited number of sources. The loss of any one supplier or an inability of suppliers to provide the Company with the required quantity or quality of these components could interrupt the Company's business until such time as an alternative source of supply is found.

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

     A table of the major facilities and products manufactured is displayed below:

                          Plant                    Principal
     Location          Square Footage              Products
Owned Facilities

Rochester, New York       721,000          Bevel and cylindrical gear
                                           production machines and
                                           workholding equipment

Ludwigsburg, Germany      285,000          Cylindrical gear production
                                           machines

Rockford, Illinois        250,000          Bevel and cylindrical gear
                                           cutting tools

Plymouth, England         106,000          Bevel gear cutting tools


Leased Facilities

Munich, Germany           248,000          Cylindrical gear production
                                           machines and cutting tools

Bologna, Italy            202,000          Cylindrical gear production
                                           machines

Porretta Terme, Italy      46,000          Cylindrical gear production
                                           machines

Biel, Switzerland          11,000          Cylindrical gear production
                                           machines

Bangalore, India            9,000          Bevel gear cutting tools


     The Munich, Germany facility is being leased for a term ending in 2003. The lease for the Bologna, Italy facility may be terminated at any time upon six months notice. The Company owns approximately 250 acres of undeveloped land in Monroe County, New York and leases office space in various locations around the world.

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


                            PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
         AND RELATED STOCKHOLDER MATTERS

     Information regarding the market for the Company's Common Stock and related stockholder matters is presented on page 39 of the Company's Annual Report to Stockholders for the year ended December 31, 1998 which is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data presented on page 17 of the Company's Annual Report to Stockholders for the year ended December 31, 1998 is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion of Financial Condition and Results of Operations is presented on pages 18 through 23 of the Company's
Annual Report to Stockholders for the year ended December 31, 1998 and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk arising from its global operating and financing activities. The Company's results of operations could be adversely impacted by fluctuations in foreign exchange rates and interest rates. The Company's exposure to each of these risks and its methods for managing these risks is addressed below. The Company does not use derivative financial instruments for speculative or trading purposes.

Foreign Exchange Risk:

     Approximately one-half of the Company's operations consist of manufacturing plants and sales offices in foreign jurisdictions. The Company manufactures its products in the United States, Germany, the United Kingdom, Italy, Switzerland and India and sells its products to customers in over 35 countries annually. The Company's results of operations could be significantly affected by such factors as changes in foreign currency exchange rates or weak economic conditions in foreign markets. The Company's operating results are exposed to fluctuations between the U.S. dollar and European currencies, the most significant of which are the German mark, British pound and Italian lira. For example, when the U.S. dollar strengthens against the German mark, the value of sales and net income denominated in German marks decreases when translated into U.S. dollars for inclusion in the Company's consolidated results. The Company also is exposed to foreign currency fluctuations in relation to sales and purchases denominated in foreign currencies.

     The Company attempts to mitigate the short-term effect of currency fluctuations by entering into forward exchange contracts to hedge specific foreign currency transactions entered into in the ordinary course of business. Gains and losses on such forward contracts offset the gains and losses on the transactions being hedged. Further discussion of the Company's hedging activities can be found in Note 17, Fair Value of Financial Instruments, on page 38 of the Company's Annual Report to Stockholders for the year ended December 31, 1998 incorporated herein by reference. The Company performed sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates applied to the forward exchange contracts outstanding at December 31, 1998 and 1997. This analysis indicated that such an adverse movement in exchange rates would have resulted in losses on outstanding contracts of $.5 million and $2.1 million in 1998 and 1997, respectively. However, these losses would have been substantially offset by gains from the revaluation or settlement of the underlying positions hedged.

Interest Rate Risk:

     The Company is exposed to interest rate risk related to its outstanding debt. The Company utilizes both U.S. dollar denominated and foreign currency denominated borrowings under its revolving credit facility and various short-term credit lines to fund its working capital needs. The revolving credit facility provides for the Company to borrow on a spread over LIBOR as determined by certain financial ratios which is adjusted on a quarterly basis. A hypothetical 50 basis point increase in the worldwide weighted average borrowing rate in 1998 and 1997 would not have had a material impact on the Company's results of operations or cash flows for the years ended December 31, 1998 and 1997, respectively. The Company currently does not invest in derivative instruments such as interest rate swaps or options to hedge its exposure to interest rate fluctuations.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements and supplementary data of the Company and its subsidiaries presented on pages 24 through 39 of the Company's Annual Report to Stockholders for the year ended December 31, 1998 are incorporated herein by reference:

     Consolidated Statements of Operations - Years ended December 31,
       1998, 1997 and 1996.

     Consolidated Balance Sheets - December 31, 1998 and 1997.

     Consolidated Statements of Cash Flows - Years ended December 31,
       1998, 1997 and 1996.

     Consolidated Statements of Stockholders' Equity - Years ended
       December 31, 1998, 1997 and 1996.

     Notes to Consolidated Financial Statements - December 31, 1998.

     Quarterly Results of Operations (Unaudited) -Years ended
       December 31, 1998 and 1997.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information required to be furnished by Items 401 and 405 of Regulation S-K are described in a definitive proxy statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14-A within 120 days after the close of the fiscal year ended December 31, 1998, which information is incorporated herein by reference. Additional information required to be furnished by Item 401 of Regulation S-K is as follows:


          List of Executive Officers of the Registrant

                     EXECUTIVE      POSITIONS AND
                      OFFICER       OFFICES HELD
NAME          AGE      SINCE        IN THE LAST FIVE YEARS

James S.       64      1966         Chairman and President since
  Gleason                           1985.


David J.       44      1992         Executive Vice President since
  Burns                             1995; Vice President - Machine
                                    Products Group (1992 to 1995).


John B.        57      1986         Vice President - Administration
  Kodweis                           and Human Resources since 1992.


Edward J.      38      1999         Vice President, General Counsel
  Pelta                             & Secretary since 1999;
                                    Assistant Secretary & Corporate
                                    Counsel since 1998; prior thereto
                                    Vice President, General Counsel &
                                    Secretary (1997 to 1998), General
                                    Counsel and Assistant Secretary
                                    (1995 to 1997) and Senior Counsel and
                                    Assistant Secretary (1994 to 1995)
                                    of ALSTOM Signaling Inc.



                     EXECUTIVE      POSITIONS AND
                      OFFICER       OFFICES HELD
NAME          AGE      SINCE        IN THE LAST FIVE YEARS

John J.        38      1993         Vice President - Finance (since
  Perrotti                          1995) and Treasurer (since 1997);
                                    Vice President - Controller
                                    (1993 to 1995).

John W.        36      1995         Controller since 1995;
  Pysnack                           Director of Accounting and
                                    Reporting (1995); Finance
                                    Manager (1991 to 1994).



ITEM 11.  EXECUTIVE COMPENSATION

     The information required to be furnished by Item 402 of Regulation S-K is included in a definitive proxy statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14-A within 120 days after the end of the fiscal year ended December 31, 1998, which information is incorporated herein by reference.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     Certain information regarding security ownership of certain beneficial owners and management required to be furnished by Item 403 of Regulation S-K is included in a definitive proxy statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14-A within 120 days after the end of the fiscal year ended December 31, 1998, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS

     Information regarding relationships is included in a definitive proxy statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14-A within 120 days after the end of the fiscal year ended December 31, 1998, which information is incorporated herein by reference.



                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K

(a)(1) The following is a list of the consolidated financial statements of the Company and its subsidiaries and Report of Independent Auditors presented in its Annual Report to Stockholders for the year ended December 31, 1998 which are incorporated herein by reference:

     Consolidated Statements of Operations - Years ended
       December 31, 1998, 1997 and 1996.

     Consolidated Balance Sheets - December 31, 1998 and
       1997.

     Consolidated Statements of Cash Flows - Years ended
       December 31, 1998, 1997 and 1996.

     Consolidated Statements of Stockholders' Equity - Years ended December 31, 1998, 1997 and 1996.

     Notes to Consolidated Financial Statements -
       December 31, 1998.

     Report of Independent Auditors.

   (2) The following consolidated financial statement schedule of Gleason Corporation and subsidiaries is included in Item 14(d):
Schedule II-Valuation and Qualifying Accounts.

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

           (b) The Certificate of Amendment of the Certificate of Incorporation of Gleason Corporation as filed with the Delaware Secretary of State on May 8, 1996 is incorporated by reference to Exhibit 3 of Gleason Corporation
                Form 10-Q for the quarter ended March 31, 1996.

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

           (b) The Company's 1992 Stock Plan, as amended, is incorporated by reference to Exhibit 3 of Gleason Corporation Form 10-Q, file number 1-8782, for the quarter ended March 31, 1997.

           (c) Gleason Corporation Annual Management Incentive Compensation Plan is incorporated by reference to Exhibit 10(a) of Gleason Corporation Form 10-K, file number 1-8782, for the year ended December 31, 1994.

           (d) Gleason Corporation Supplemental Retirement Plan, as restated, is incorporated by reference to Exhibit 10(a) of Gleason Corporation Form 10-Q, file number 1-8782, for the quarter ended June 30, 1998.

           (e) Executive Agreement between the Company and its executive officers (for which there are identical agreements for those officers listed in Part III, Item 10 of this Form 10-K) is incorporated by reference to Exhibit 10(b) of Gleason Corporation Form 10-Q, file number 1-8782, for the quarter ended June 30, 1998.

           (f) The Company's 1981 Stock Plan, as amended January 23, 1990, is incorporated by reference to Exhibit I of Gleason Corporation Form 10-K, file number 1-8782, for the year ended December 31, 1989.

           (g) Trust Agreement for Gleason Corporation executive agreements and Supplemental Retirement Plan is incorporated by reference to
                Exhibit 10(c) of Gleason Corporation Form 10-Q, file number 1-8782, for the quarter ended June 30, 1998.

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

      (13) Annual Report to Stockholders of the Registrant for the year ended December 31, 1998. Except for those portions of such Annual Report to Stockholders expressly incorporated by reference into this Report, such Annual Report to Stockholders is furnished solely for the information of the Securities and Exchange Commission and shall not be deemed a "filed" document. Refer to the Index to Exhibits.

      (21) Subsidiaries of the Registrant. Refer to the Index to Exhibits.

      (23) Consent of Independent Auditors. Refer to the Index to Exhibits.

      (24) Power of Attorney.  Refer to the Index to Exhibits.

      (27) Financial Data Schedule.  Refer to the Index to Exhibits.


(b)  Reports on Form 8-K filed in the fourth quarter of 1998:  None.

(c)  Exhibits required by Item 601 of Regulation S-K and required by
     Article 5 of Regulation S-X under Item 8 are filed as exhibits to this Report on Form 10-K.

(d)  Financial Statement Schedule:

                                                           Schedule II

                Gleason Corporation and Subsidiaries
                  Valuation and Qualifying Accounts


(Dollars in thousands)
                      Balance at                                        Balance at
                      beginning                         Acquisitions/   end of
Description           of period   Additions  Deductions    Other<F1>    period
Allowance for
doubtful accounts     $ 1,171       $1,119     $  156        $  884     $ 3,018

Reserve for
inventory valuation   $ 7,399       $2,974     $2,505        $7,902     $15,770

Year Ended
   December 31, 1997  $ 8,570       $4,093     $2,661        $8,786     $18,788


                      Balance at                                        Balance at
                      beginning                                         end of
Description           of period   Additions  Deductions    Other<F2>    period
Allowance for
doubtful accounts     $ 3,018       $  363     $  576       $   98      $ 2,903

Reserve for
inventory valuation   $15,770       $5,067     $4,955       $1,037      $16,919

Year Ended
   December 31, 1998  $18,788       $5,430     $5,531       $1,135      $19,822


Note: Information is presented for the years ended December 31, 1997 and December 31, 1998 only. Prior year amounts were not material.

<F1> Includes balances associated with the acquisition of Hermann
     Pfauter GmbH & Co. and Pfauter-Maag Cutting Tools L.P. in 1997 and the impact of changes in currency exchange rates during 1997.

<F2> Includes the impact of changes in currency exchange rates during
     1998.

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


Date: March 30, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the following named directors has personally authorized the signing of this report on their behalf by the Attorney in Fact named below.

Martin L. Anderson     )
Julian W. Atwater      )
David  J. Burns        )
J. David Cartwright    )  Directors
James S. Gleason       )
John W. Guffey, Jr.    )
Donald D. Lennox       )
William P. Montague    )
Silas L. Nichols       )
Robert L. Smialek      )


By   Edward J. Pelta
     Edward J. Pelta
     Attorney in Fact

Date: March 30, 1999

              GLEASON CORPORATION AND SUBSIDIARIES
                       INDEX TO EXHIBITS


     Certain exhibits to this report on Form 10-K have been incorporated by reference. For a list of these exhibits, see Item 14 hereof.

     The following exhibits are being filed herewith:

Exhibit No.

(13) Annual Report to Stockholders of the
     Registrant for the year ended
     December 31, 1998

(21) Subsidiaries of the Registrant

(23) Consents of Experts and Counsel

     (a)  Consent of Ernst & Young LLP,
          Independent Auditors

(24) Power of Attorney

(27) Financial Data Schedule