Form 10-Q
period 1999-06-30
GLEASON CORP /DE/
filed 1999-08-16
CIK 743239

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q
                           __________
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

The number of shares outstanding of the registrant's Common stock, par value $1 per share, at June 30, 1999 was 9,586,198 shares.

PART I - FINANCIAL INFORMATION
   Item 1. Financial Statements

                    GLEASON CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                    (Dollars in thousands)
                                                       JUNE 30  DECEMBER 31
                                                        1999       1998
Assets
Current assets
  Cash and equivalents                                $  9,943   $ 13,229
  Trade accounts receivable                             82,069     89,095
  Inventories                                           65,834     58,614
  Other current assets                                  15,948     16,094
    Total current assets                               173,794    177,032

Property, plant and equipment, at cost                 262,336    265,790
  Less accumulated depreciation                        139,060    133,468
                                                       123,276    132,322

Goodwill                                                18,237     16,682
Other assets                                            14,614     14,433

Total assets                                          $329,921   $340,469

Liabilities and Stockholders' Equity

Current liabilities
  Short-term borrowings                               $  8,800   $  1,853
  Current portion of long-term debt                        243          8
  Trade accounts payable                                29,591     33,421
  Income taxes                                           5,618      6,790
  Other current liabilities                             57,000     62,485
    Total current liabilities                          101,252    104,557

Long-term debt                                          27,108     28,906
Pension plans and other retiree benefits                64,525     66,163
Other liabilities                                       13,300     12,872

  Total liabilities                                    206,185    212,498

Stockholders' equity
  Common stock                                          11,594     11,594
  Additional paid-in capital                            11,913     12,443
  Retained earnings                                    136,071    131,323
  Accumulated other comprehensive income                (8,060)    (5,688)

                                                       151,518    149,672
  Less treasury stock, at cost                          27,782     21,701

  Total stockholders' equity                           123,736    127,971

Total liabilities and stockholders' equity            $329,921   $340,469

See notes to consolidated financial statements.

                      GLEASON CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                                                  (Dollars in thousands, except
                                                          per share amounts)
                                                          THREE MONTHS ENDED
                                                               JUNE 30
                                                            1999       1998
Net sales                                                $ 81,096    $108,171

Costs and expenses
  Cost of products sold                                    55,638      75,766
  Selling, general and
    administrative expenses                                19,157      17,920
  Research and development expenses                         2,202       2,692
  Restructuring costs                                       1,200          --
  Loss on settlement of pension plan                           --       2,031
  Interest expense -- net                                     196         275
  Other (income) -- net                                       (23)        (82)

Income before income taxes                                  2,726       9,569

Provision for income taxes                                  1,346       4,010

Net income                                               $  1,380    $  5,559


Earnings per common share:
  Basic                                                  $    .14    $    .53
  Diluted                                                $    .14    $    .51

Weighted average number of common shares outstanding:
  Basic                                                 9,579,345  10,501,250
  Diluted                                               9,838,637  10,922,179

Cash dividends declared per common share                 $  .0625    $  .0625

See notes to consolidated financial statements.

                   GLEASON CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                                                   (Dollars in thousands, except
                                                          per share amounts)
                                                          SIX MONTHS ENDED
                                                               JUNE 30
                                                           1999        1998
Net sales                                                $166,812    $203,568

Costs and expenses
  Cost of products sold                                   115,311     141,740
  Selling, general and
    administrative expenses                                35,729      34,530
  Research and development expenses                         4,774       4,906
  Restructuring costs                                       1,200          --
  Loss on settlement of pension plan                           --       2,031
  Interest expense -- net                                     354         642
     Other (income) -- net                                   (969)        (71)

Income before income taxes                                 10,413      19,790

Provision for income taxes                                  4,443       8,021

Net income                                               $  5,970    $ 11,769


Earnings per common share:
  Basic                                                  $    .61    $   1.12
  Diluted                                                $    .60    $   1.08

Weighted average number of common shares outstanding:
  Basic                                                 9,738,623  10,483,704
  Diluted                                               9,992,178  10,896,833

Cash dividends declared per common share                 $   .125    $   .125

See notes to consolidated financial statements.


                  GLEASON CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                        (Dollars in thousands)
                                                           SIX MONTHS ENDED
                                                                JUNE 30
                                                             1999      1998
Cash flows from operating activities:
  Net income                                              $  5,970   $ 11,769
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Restructuring costs                                      1,200         --
    Loss on settlement of pension plan                         --       2,031
    Depreciation and amortization                           11,607     10,659
    (Gain) on disposals of property, plant
      and equipment                                         (1,048)        (5)
    Provision for deferred income taxes                      1,181        617
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                        7,305      7,622
      (Increase) in inventories                             (6,545)    (1,668)
      Decrease in other current assets                         180        263
      (Decrease) in trade accounts payable                  (4,549)      (578)
      (Decrease) in all other current operating
         liabilities                                        (9,824)    (9,197)
      Other, net                                             1,501      1,449

  Net cash provided by operating activities                  6,978     22,962

Cash flows from investing activities:
  Capital expenditures                                      (9,403)   (10,608)
  Acquisition of business, net of cash acquired                365         --
  Proceeds from asset disposals                              4,765        144
  Proceeds from collection of notes receivable                  --         18

   Net cash (used in) investing activities                  (4,273)   (10,446)

Cash flows from financing activities:
  Proceeds from (repayments of) short-term borrowings        2,068       (291)
  Net (repayments) under term loan and
    revolving credit agreements                               (773)    (2,021)
  Net proceeds from (repayment of) long-term debt            1,241     (1,561)
  Purchase of treasury stock                                (7,213)        (5)
  Net stock issues                                             602        701
  Dividends paid                                            (1,222)    (1,311)

    Net cash (used in) financing activities                 (5,297)    (4,488)

Effect of exchange rate changes on cash
  and equivalents                                             (694)       (18)

Increase (decrease) in cash and equivalents                 (3,286)     8,010
Cash and equivalents, beginning                             13,229     12,478

Cash and equivalents, ending                              $  9,943   $ 20,488

See notes to consolidated financial statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999
                              (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly (a) the results of operations for the three- and six-month periods ended June 30, 1999 and 1998, (b) the financial position at June 30, 1999 and December 31, 1998, and (c) the cash flows for the six-month periods ended June 30, 1999 and 1998, of Gleason Corporation and subsidiaries.

2.   The results of operations for the six-month period ended
     June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

3. All significant intercompany transactions are eliminated in consolidation.

4.   The components of inventories were as follows:
     (In thousands)             6/30/99  12/31/98
     Raw materials and
       purchased parts         $ 11,020  $ 12,626
     Work in process             38,747    33,508
     Finished goods              16,067    12,480
                               $ 65,834  $ 58,614


5. Net cash payments for income taxes were $3,684,000 and $12,882,000 for the six months ended June 30, 1999 and 1998, respectively. Interest payments were $568,000 and $1,147,000 for the six months ended June 30, 1999 and 1998, respectively.

6. Comprehensive income includes all changes in equity during a period except those resulting from transactions with owners of the Company. The components of the Company's comprehensive income for the three- and six-month periods ended June 30, 1999 and 1998 were as follows:


                                   Three Months Ended    Six Months Ended
                                         June 30              June 30
    (In thousands)                   1999      1998        1999      1998
    Net income                     $ 1,380   $ 5,559     $ 5,970   $11,769
    Foreign currency translation
      adjustments                   (1,101)      (82)    (2,412)         7
    Minimum pension liability
      adjustments                       12        --         40         --
    Comprehensive income           $   291   $ 5,477    $ 3,598    $11,776


     The components of accumulated other comprehensive income shown on the balance sheet were as follows:


     (In thousands)                             6/30/99    12/31/98
     Cumulative foreign currency
       translation adjustments                 $ (5,847)    $(3,435)
     Minimum pension liability adjustments       (2,213)     (2,253)
     Accumulated other comprehensive income    $ (8,060)    $(5,688)


7. The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (FAS No. 131), at December 31, 1998. The Company's operations are treated as one operating segment. The principal activity within this operating segment is the design, manufacture and sale of machinery and equipment for the production of gears. As a result, the financial information disclosed herein represents all of the financial information related to the Company's principal operating segment.

8. The Company has not yet adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS No. 133), which provides new guidelines for accounting for derivative instruments. FAS No. 133 requires companies to recognize all derivatives on the balance sheet at fair value. Gains or losses resulting from changes in the values of the derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company is currently analyzing what impact the new guidelines will have on the Company. This Statement is effective for fiscal years beginning after June 15, 2000.

                    GLEASON CORPORATION AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis
          of Results of Operations and Financial Condition

The following are management's comments relating to significant changes in the results of operations for the three- and six-month periods ended June 30, 1999 and 1998 and in the Company's financial condition during the six months ended June 30, 1999.

Results of Operations

All references to earnings per share reflect diluted earnings per share.

Net income for the second quarter ended June 30, 1999 was $1.4 million, or $.14 per share, compared to $5.6 million, or $.51 per share, for the 1998 second quarter. Net income for the six months ended June 30, 1999 was $6.0 million, or $.60 per share, compared to $11.8 million, or $1.08 per share, for the 1998 first half. Net income for the second quarter of 1999 included charges of $1.2 million (pre-tax and after-tax) for restructuring costs and $.9 million ($.6 million after-tax) associated with other cost reduction programs. These combined charges reduced earnings by $.18 per share. Net income for the second quarter of 1998 included a non-cash charge of $2.0 million ($1.2 million after-tax), or $.11 per share, resulting from the settlement of a pension plan.

Net orders levels for the 1999 second quarter totaled $88.0 million, compared to $85.7 million in the 1998 second quarter. Order levels for the 1999 six-month period were $171.4 million, 6% lower than the 1998 six-month period of $181.5 million. Order levels in the second quarter were negatively impacted by foreign exchange translation effects from the revaluation of backlog by $2.3 million. The Company expects order levels in the second half of 1999 to be slightly higher than the first half of the year.

Consolidated backlog was $144.5 million at June 30, 1999 compared to $132.5 million at December 31, 1998 and $155.6 million at June 30,1998. The Company assumed a backlog of $7.4 million with its purchase of 80% of OGA Corporation, the Company's sales and service representative in Japan and Taiwan, in the first quarter of 1999, making it wholly-owned by the Company.

Net sales were $81.1 million and $166.8 million for the 1999 three- and six-month periods compared to $108.2 million and $203.6 million in the respective prior year periods. Sales of machine products decreased 37% and 26%, respectively, in the three- and six-month periods of 1999 compared to the prior year, primarily due to lower shipments of cylindrical gear production machines to U.S. customers and shipment delays from the Company's Italian plants. Sales of cylindrical machine products to customers in the United States accounted for 14% of total machine sales in the 1999 first half compared to 28% in the prior year first half. Similar to other producers of metalworking machinery, Gleason has experienced a significant decline in demand from the U.S. market over the past year. Combined sales of tooling and aftermarket products for first half of 1999 were slightly lower than in the 1998 first half.

Cost of products sold as a percentage of sales were 68.6% and 69.1% for the three- and six-month periods ended June 30, 1999 compared to 70.0% and 69.6% for the comparable 1998 periods. Margins are heavily impacted by the mix of products sold. Machines, in general, carry higher cost of sales percentages than tooling and other products. The improvement in margins for both the quarter and first half is due mainly to a lower percentage of machines, particularly cylindrical gear production machines, and a higher percentage of tooling and other products in the sales mix.

Selling, general and administrative expenses were $19.2 million, or 23.6% of sales, for the second quarter of 1999 compared to $17.9 million, or 16.6% of sales, in the 1998 second quarter. For the first half of 1999 these expenses totaled $35.7 million, or 21.4% of sales, compared to $34.5 million, or 17.0% of sales, for the prior year period. In the second quarter of 1999 the Company recorded $.9 million ($.6 million after-tax) of costs related to staff reduction actions. Excluding this charge, spending as a percentage of sales was 22.5% and 20.9% of sales for the second quarter and first half of 1999, respectively. Spending as a percentage of sales increased in 1999 due to lower sales volumes to cover the Company's fixed selling costs. With the ownership of OGA Corporation, the Company has experienced an increase in fixed selling costs and a decrease in variable commission costs. In prior years, sales to customers in Japan and Taiwan would have resulted in a variable commission expense. Other factors contributing to the higher level of spending are the Company's global systems implementation project, costs associated with the Company's promotion activities for the European Machine and Tooling trade show (EMO) in May 1999, and the higher level of legal expenses incurred for the prosecution and enforcement of intellectual property rights.

Research and development spending was $2.2 million and $4.8 million in the second quarter and first half of 1999, respectively, compared to $2.7 million and $4.9 million in the respective prior year periods. Development spending in the 1999 first half included new product development programs for bevel and cylindrical machine products which were demonstrated at the EMO trade show in May 1999. The Company expects that development spending will be slightly lower for the 1999 full year compared to 1998.

Other income in the first half of 1999 was $.9 million higher than the prior year. The 1999 amount included a combined net gain on the sale of certain assets, including real estate, in the first quarter of $.8 million. The after-tax effect on income of this net gain was $.5 million, or $.05 per share.

The Company accrued $1.2 million of restructuring costs (pre-tax and after-tax), or $.12 per share, in the second quarter of 1999 for costs associated with the closure of its two Italian manufacturing plants located in Bologna and Porretta Terme. These plants, which manufacture cylindrical gear machinery, have combined employment of approximately 150 persons and were acquired as part of the Company's Pfauter acquisition in 1997. The Company plans to disengage from these operations by the end of 1999. It is expected that doing so will result in a decrease in fixed operating costs and an improvement in operating margins beginning next year.

The Company's provision for income taxes as a percentage of income before taxes was 49.4% for the 1999 second quarter and 42.7% for the first half, compared to 41.9% and 40.5% for the respective 1998 periods. The Company did not recognize a tax benefit on the $1.2 million of restructuring costs accrued in the second quarter. Excluding this $1.2 million charge, the effective tax rates for 1999 would be 34.3% and 38.3% for the second quarter and first half, respectively. The levels of income generated in different taxing jurisdictions impact the Company's consolidated effective tax rate. The effective tax rate for the 1999 periods, excluding the restructuring charge, decreased due to a lower percentage of income from Germany and Italy, which have higher statutory tax rates compared to other jurisdictions in which the Company has operations.

Liquidity and Capital Resources

Cash and cash equivalents decreased $3.3 million in the first six months of 1999 to $9.9 million. Borrowings under the Company's revolving credit facilities decreased to $26.2 million at June 30, 1999 from $28.7 million at December 31, 1998. Available unused short and long-term credit lines with banks, including the revolving credit facilities, totaled $84.7 million at June 30, 1999. Dividend payments to stockholders totaled $1.2 million in the first half of 1999.

Operating activities in the first six months provided cash of $7.0 million versus $23.0 million in the comparable 1998 period. Operating cash flows were lower in the 1999 first half due to lower operating earnings before depreciation and amortization and increases in working capital. Working capital levels were higher in the 1999 first half due to increases in inventories and decreases in trade accounts payable. Inventory levels were higher primarily due to delays in machine shipments from the Company's European operations in the second quarter 1999.

Investing activities used $4.3 million of cash in the 1999 first half and $10.4 million of cash in the comparable prior year period. Capital expenditures totaled $9.4 million in the six months of 1999 compared to $10.6 million in the 1998 period. Capital expenditures for the 1999 full year are expected to approximate depreciation expense with spending planned for equipment to upgrade existing production facilities and investments in information technology, including costs for hardware, software and consulting services to support the implementation of the Company's global enterprise resource planning (ERP) system. The Company paid cash of $3.4 million to acquire the remaining 80% of OGA Corporation in the first quarter of 1999 and $3.7 million of cash was included as part of this acquisition. Other investing activities in 1999 included the receipt of $4.8 million related to the sale of certain assets, including real estate.

In the first six months of 1999 the Company used $7.2 million to repurchase 432,700 shares of Common Stock. In October 1998, the Company's Board of Directors authorized the repurchase of up to 10% of the Company's outstanding shares, of which 317,134 shares remained available for purchase as of June 30, 1999.

Management believes that the Company's cash balances, borrowing capacity under its lines of credit and anticipated funds from operations will be sufficient to meet its near-term operating and investing activities and that it will be able to obtain additional long-term financing if such financing is required.

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

The Company is in the process of remediating and testing those of its major business information systems which are believed to be non-compliant. Other major equipment, processes and systems have also been evaluated. Those systems, equipment and processes which have been identified as non-compliant are being upgraded, modified or replaced so that they will properly process dates beyond December 31, 1999. All mission critical systems have been remediated and tested with two exceptions. One exception is the inventory control and warehousing system at one of the Company sites where remediation is complete and testing is expected to be completed by the end of the third quarter. The other exception is a new release of software for certain order administration and materials management activities at a different Company site to be implemented in the third quarter.

The Company has contacted its significant suppliers and other third parties with whom the Company has relationships in order to determine whether their operations and the products and services they provide are Year 2000 compliant. The Company has received responses from all of its major suppliers relative to their progress with Year 2000 readiness efforts. Follow-up and monitoring activities of the Company's major suppliers is continuing as required. While the actions of these entities are largely outside the Company's control, where practical, the Company will attempt to mitigate its risks with respect to the failure of these parties to be Year 2000 ready. However, such failures remain a possibility and could have an adverse impact on the Company's results of operations or financial condition. The Company will continue to evaluate the nature of these risks, but is unable to determine the probability that any such risk will occur, or if it does, what the nature, length or other effect, if any, it may have on the Company.

The Company has evaluated the products it has sold and is currently selling, to determine if any potential Year 2000 issues exist. The Company believes, based on its own testing and/or information received from its suppliers, that all of the products it currently sells are compliant and that products formerly sold are either compliant or can be made compliant at a minimal cost.


Cost:

The Company estimates that the cumulative costs of its Year 2000 Program will be approximately $1.0 million, of which approximately $.7 million was incurred through June 30, 1999. These costs, which are primarily for modifying and upgrading software programs, are being funded from internally-generated funds, are being expensed as incurred and are not expected to be material to the Company's financial condition. The Company does not separately track its internal costs, principally payroll and related expenses of certain information systems personnel, for the Year 2000 Program.


Risks:

The Company believes that the activities it is undertaking in connection with its Year 2000 Program should satisfactorily reduce the risk of or resolve Year 2000 issues. However, as is true for most companies, the Year 2000 issue creates a risk for the Company. If date information is not correctly recognized or processed for years after 1999, there could be an adverse impact on the Company's operations and financial results. Thus, if necessary modifications and upgrades to the Company's systems and equipment are not operationally effective on a timely basis, the Year 2000 issue could have a material impact on the operations and financial results of the Company. Likewise, if a significant number of suppliers or key vendors of the Company are not Year 2000 compliant, the ability of the Company to obtain necessary materials or to manufacture, deliver or sell the Company's products could be impaired. Disruption of the Company's or its suppliers and vendors' information technology systems and embedded chips, as well as the cost of avoiding such disruption, could have a material adverse effect upon the Company's financial condition and results of operations.

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

The Company does not use derivative financial instruments for speculative or trading purposes. There has been no material change in the Company's market risk exposure in the second quarter of 1999.

Forward Looking Statements

This report and other documents or oral statements which have been and will be prepared or made in the future contain or may contain forward-looking statements by or on behalf of the Company. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from those expected. Risk factors associated with future order levels include, but are not limited to, less favorable economic conditions in the markets the Company serves, currency fluctuations, the success of new product introductions and competitors actions which may effect the Company's ability to obtain orders. Factors which may affect future benefits from restructuring and cost savings activities include, but are not limited to, the risk of not realizing fully the anticipated cost reductions, unplanned delays in completing such activities and the ability to implement changes in a manner that does not unduly disrupt business operations or demand for the Company's products.

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

              None

Item 5.  Other Information

              None.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 27 :    Financial Data Schedule - Six Months
                              Ended June 30, 1999



         (b)  Reports on Form 8-K

              (1) The Company's Form 8-K reporting under Item 5 with respect to the adoption of a Stockholders Rights Plan was filed on May 12, 1999.

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        GLEASON CORPORATION
                                        Registrant




DATE:  August 13, 1999                       John J. Perrotti
                                             John J. Perrotti
                                         Vice President - Finance and Treasurer
                                           (Chief Financial Officer)