Form 10-Q
period 1999-09-30
GLEASON CORP /DE/
filed 1999-11-15
CIK 743239

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q
                           ___________
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

The number of shares outstanding of the registrant's Common stock, par value $1 per share, at September 30, 1999 was 9,586,178 shares.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                    GLEASON CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                                    (Dollars in thousands)
                                                  SEPTEMBER 30   DECEMBER 31
                                                       1999          1998
Assets
Current assets
  Cash and equivalents                             $   7,474     $  13,229
  Trade accounts receivable                           78,201        89,095
  Inventories                                         76,380        58,614
  Other current assets                                15,314        16,094
    Total current assets                             177,369       177,032

Property, plant and equipment, at cost               271,089       265,790
  Less accumulated depreciation                      145,366       133,468
                                                     125,723       132,322

Goodwill                                              18,558        16,682
Other assets                                          14,508        14,433

Total assets                                       $ 336,158     $ 340,469

Liabilities and Stockholders' Equity

Current liabilities
  Short-term borrowings                            $   7,380     $   1,853
  Current portion of long-term debt                      318             8
  Trade accounts payable                              28,175        33,421
  Income taxes                                         6,102         6,790
  Other current liabilities                           63,412        62,485
    Total current liabilities                        105,387       104,557

Long-term debt                                        24,363        28,906
Pension plans and other retiree benefits              65,856        66,163
Other liabilities                                     12,397        12,872

  Total liabilities                                  208,003       212,498

Stockholders' equity
  Common stock                                        11,594        11,594
  Additional paid-in capital                          11,914        12,443
  Retained earnings                                  138,488       131,323
  Accumulated other comprehensive income              (6,059)       (5,688)

                                                     155,937       149,672
  Less treasury stock, at cost                        27,782        21,701

  Total stockholders' equity                         128,155       127,971

Total liabilities and stockholders' equity         $ 336,158     $ 340,469

See notes to consolidated financial statements.

                    GLEASON CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                                                    (Dollars in thousands,
                                                   except per share amounts)
                                                      THREE MONTHS ENDED
                                                         SEPTEMBER 30
                                                      1999         1998
Net sales                                          $ 79,799     $ 96,879

Costs and expenses
  Cost of products sold                              53,598       65,531
  Selling, general and
    administrative expenses                          19,354       18,788
  Research and development expenses                   1,819        2,869
  Interest expense -- net                               308          137
  Other (income) -- net                                (318)        (273)

Income before income taxes                            5,038        9,827

Provision for income taxes                            2,022        3,846

Net income                                         $  3,016     $  5,981


Earnings per common share:
  Basic                                            $    .31     $    .57
  Diluted                                          $    .31     $    .55

Weighted average number of common shares
  outstanding:
  Basic                                           9,586,185   10,479,530
  Diluted                                         9,832,136   10,832,950

Cash dividends declared per common share           $  .0625     $  .0625

See notes to consolidated financial statements.


                   GLEASON CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                                                    (Dollars in thousands,
                                                   except per share amounts)
                                                      NINE MONTHS ENDED
                                                         SEPTEMBER 30
                                                       1999         1998
Net sales                                           $ 246,611    $ 300,447

Costs and expenses
  Cost of products sold                               168,909      207,271
  Selling, general and
    administrative expenses                            55,083       53,318
  Research and development expenses                     6,593        7,775
  Restructuring costs                                   1,200           --
  Loss on settlement of pension plan                       --        2,031
  Interest expense -- net                                 662          779
  Other (income) -- net                                (1,287)        (344)

Income before income taxes                             15,451       29,617

Provision for income taxes                              6,465       11,867

Net income                                          $   8,986    $  17,750


Earnings per common share:
  Basic                                             $     .93    $    1.69
  Diluted                                           $     .90    $    1.63

Weighted average number of common shares outstanding:
  Basic                                             9,687,252   10,482,297
  Diluted                                           9,938,302   10,885,535

Cash dividends declared per common share            $   .1875    $   .1875


See notes to consolidated financial statements.


                  GLEASON CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                    (Dollars in thousands)
                                                       NINE MONTHS ENDED
                                                          SEPTEMBER 30
                                                        1999        1998
Cash flows from operating activities:
  Net income                                        $   8,986   $  17,750
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Loss on settlement of pension plan                     --       2,031
    Depreciation and amortization                      17,204      16,004
    (Gain) loss on disposals of property, plant
      and equipment                                    (1,123)        209
    Provision for deferred income taxes                 1,975       1,030
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                  12,967      11,147
      (Increase) in inventories                       (15,461)     (2,926)
      (Increase) decrease in other current assets       1,070        (533)
      (Decrease) in trade accounts payable             (6,373)       (155)
      (Decrease) in all other current operating
         liabilities                                  ( 5,040)     (8,882)
      Other, net                                        2,038       1,078

  Net cash provided by operating activities            16,243      36,753

Cash flows from investing activities:
  Capital expenditures                                (15,702)    (17,835)
  Acquisition of business, net of cash acquired           365          --
  Proceeds from asset disposals                         4,808         209
  Proceeds from collection of notes receivable             --          27

   Net cash (used in) investing activities            (10,529)    (17,599)

Cash flows from financing activities:
  (Repayments of) short-term borrowings                   (19)     (1,490)
  Net (repayments) under term loan and
         revolving credit agreements                   (2,980)     (9,310)
  Net proceeds from (repayment of) long-term debt         398      (1,574)
  Purchase of treasury stock                           (7,213)     (5,421)
  Net stock issues                                        602         701
  Dividends paid                                       (1,821)     (1,968)

   Net cash (used in) financing activities            (11,033)    (19,062)

Effect of exchange rate changes on cash
  and equivalents                                        (436)        245

Increase (decrease) in cash and equivalents            (5,755)        337
Cash and equivalents, beginning                        13,229      12,478

Cash and equivalents, ending                        $   7,474   $  12,815

See notes to consolidated financial statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1999
                               (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly (a) the results of operations for the three- and nine-month periods ended September 30, 1999 and 1998, (b) the financial position at September 30, 1999 and December 31, 1998, and (c) the cash flows for the nine-month periods ended September 30, 1999 and 1998, of Gleason Corporation and subsidiaries.

2.   The results of operations for the nine-month period ended
     September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

3. All significant intercompany transactions are eliminated in consolidation.

4.   The components of inventories were as follows:

     (In thousands)                 9/30/99      12/31/98
     Raw materials and
       purchased parts             $ 13,139      $ 12,626
     Work in process                 44,462        33,508
     Finished goods                  18,779        12,480

                                   $ 76,380      $ 58,614


5. Net cash payments for income taxes were $5,239,000 and $13,865,000 for the nine months ended September 30, 1999 and 1998, respectively. Interest payments were $929,000 and $1,583,000 for the nine months ended September 30, 1999 and 1998, respectively.

6. Comprehensive income includes all changes in equity during a period except those resulting from transactions with owners of the Company. The components of the Company's comprehensive income for the three- and nine-month periods ended September 30, 1999 and 1998 were as follows:


                                   Three Months Ended       Nine Months Ended
                                      September 30             September 30
     (In thousands)                  1999      1998          1999       1998
     Net income                    $ 3,016   $ 5,981       $ 8,986   $ 17,750
     Foreign currency translation
      adjustments                    2,011       546          (401)       553
     Minimum pension liability
      adjustments                      (10)     (560)           30       (560)

     Comprehensive income          $ 5,017   $ 5,967       $ 8,615   $ 17,743


     The components of accumulated other comprehensive income shown on the balance sheet were as follows:


     (In thousands)                            9/30/99        12/31/98
     Cumulative foreign currency
       translation adjustments                $ (3,836)       $ (3,435)
     Minimum pension liability adjustments      (2,223)         (2,253)
     Accumulated other comprehensive
      income                                  $ (6,059)       $ (5,688)


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

                    GLEASON CORPORATION AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis
          of Results of Operations and Financial Condition

The following are management's comments relating to significant changes in the results of operations for the three- and nine-month periods ended September 30, 1999 and 1998 and in the Company's financial condition during the nine months ended September 30, 1999.

Results of Operations

All references to earnings per share reflect diluted earnings per share.

Net income for the third quarter ended September 30, 1999 was $3.0 million, or $.31 per share, compared to $6.0 million, or $.55 per share, for the 1998 third quarter. Net income for the nine months ended September 30, 1999 was $9.0 million, or $.90 per share, compared to $17.8 million, or $1.63 per share, for the 1998 nine-month period. Net income for the nine months of 1999 included charges of $1.2 million (pre-tax and after-tax) for restructuring costs and $.9 million ($.6 million after-tax) associated with other cost reduction programs. These combined charges reduced earnings by $.18 per share. Net income for the nine months of 1998 included a non-cash charge of $2.0 million ($1.2 million after-tax), or $.11 per share, resulting from the settlement of a pension plan.

Net orders levels for the 1999 third quarter totaled $90.8 million, up 3% compared to $88.1 million in the 1998 third quarter. Net order levels for the 1999 nine-month period were $262.3 million, 3% lower than the 1998 nine-month period of $269.7
million. Net order levels in the 1999 third quarter were $3.6 million higher due to the foreign exchange translation effect from the revaluation of backlog of the Company's foreign subsidiaries.

Consolidated backlog was $155.6 million at September 30, 1999 compared to $132.5 million at December 31, 1998 and $146.9 million at September 30,1998. The Company assumed a backlog of $7.4 million with its purchase of 80% of OGA Corporation, the Company's sales and service representative in Japan and Taiwan, in the first quarter of 1999, making it wholly-owned by the Company.

<PAGE


Net sales were $79.8 million and $246.6 million for the 1999 three- and nine-month periods compared to $96.9 million and $300.4 million in the respective prior year periods. Net sales for gear production machine products decreased 26% for both the 1999 three- and nine-month periods primarily due to lower shipments of cylindrical gear production machines to U.S.
customers. Demand for metalworking machinery, in general, in the U.S. market is down by more than one-third over the past year. Combined sales of tooling and after-market products are down slightly in the three- and nine-month periods of 1999 compared to the prior year periods. The Company expects that sales and operating income will be higher in the fourth quarter of 1999 compared to each of the prior three quarters. Machine shipments are frequently the highest in the fourth quarter, as many customers request delivery prior to their fiscal year-end.

Cost of products sold as a percentage of sales were 67.2% and
68.5% for the three- and nine-month periods ended September 30,
1999 compared to 67.6% and 69.0% for the comparable 1998 periods. Margins are heavily impacted by the mix of products sold.
Machines, in general, carry higher cost of sales percentages than
tooling and other products.   The improvement in margins for both
the three- and nine-month periods is due mainly to a lower
percentage of machines, particularly cylindrical gear production machines, and a higher percentage of tooling and other
aftermarket products in the sales mix.   The favorable product
mix was partially offset by the negative impact of lower production volumes resulting in less coverage of fixed operating costs.

Selling, general and administrative expenses were $19.4 million, or 24.2% of sales, for the third quarter of 1999 compared to $18.8 million, or 19.4% of sales, in the 1998 third quarter. For the first nine months of 1999 these expenses totaled $55.1 million, or 22.3% of sales, compared to $53.3 million, or 17.8% of sales, for the prior year period. In the second quarter of 1999, the Company recorded $.9 million ($.6 million after-tax) of costs related to staff reduction actions. Excluding this charge, spending as a percentage of sales for the nine-month period was 22.0% of sales. Spending as a percentage of sales increased in 1999 primarily due to lower sales volumes to cover the Company's fixed selling costs. In addition, with the acquisition of OGA Corporation, the Company has increased its fixed selling costs. In prior years, sales to customers in Japan and Taiwan would have resulted in a variable commission expense. Other factors contributing to the higher level of spending in 1999 are the Company's global information systems project and the higher level of legal expenses incurred for the prosecution and enforcement of intellectual property rights.

Research and development spending was $1.8 million and $6.6 million in the third quarter and first nine months of 1999, respectively, compared to $2.9 million and $7.8 million in the respective prior year periods. Development spending in the 1999 first nine months included new product development programs for gear production machines, including the Company's new GP series of cylindrical gear machines and the POWER CUTTING (Trade Mark) process for bevel gear machines. The Company expects that development spending will be lower for the 1999 full year compared to 1998.

Other income in the first nine months of 1999 was $.9 million higher than the prior year. The 1999 amount included a combined net gain on the sale of certain assets, including real estate, in the first quarter of $.8 million. The after-tax effect on income of this net gain was $.5 million, or $.05 per share.

In addition to the restructuring charges initially recorded in connection with the Pfauter acquisition, the Company accrued $1.2 million after-tax, or $.12 per share, in the second quarter of 1999 for costs associated with the closure of the Company's Italian operations. These plants, which manufacture cylindrical gear machinery, have combined employment of approximately 140 persons and were acquired as part of the Company's Pfauter acquisition in 1997. On November 3, 1999 the Company completed the sale of its Italian plants to European Kinetic Systems (E.K.S.) BV, a Dutch subsidiary company of Paritel S.p.A, an Italian company. The loss on the sale of these operations will be fully covered by accrued liabilities previously established in connection with this matter. It is expected that the sale of these operations will result in a decrease in fixed operating costs and an improvement in operating margins beginning next year.

The Company's provision for income taxes as a percentage of income before taxes was 40.1% for the 1999 third quarter and 41.8% for the first nine months, compared to 39.1% and 40.1% for the respective 1998 periods. The Company did not recognize a tax benefit on the $1.2 million of restructuring charges accrued in the second quarter. Excluding this $1.2 million charge, the effective tax rates for the 1999 nine month period would be 38.8%. The levels of income generated in different taxing jurisdictions impact the Company's consolidated effective tax rate. The effective tax rate for the 1999 nine-month period, excluding the restructuring charge, decreased due to a lower percentage of income from Germany and Italy, which have higher statutory tax rates compared to other jurisdictions in which the Company has operations.

Liquidity and Capital Resources

Cash and cash equivalents decreased $5.8 million in the first nine months of 1999 to $7.5 million. Borrowings under the Company's revolving credit facilities decreased to $23.4 million at September 30, 1999 from $28.7 million at December 31, 1998. Available unused short and long-term credit lines with banks, including the revolving credit facilities, totaled $95.0 million at September 30, 1999. Dividend payments to stockholders totaled $1.8 million in the first nine months of 1999.

Operating activities in the first nine months provided cash of $16.2 million versus $36.8 million in the comparable 1998 period. Operating cash flows were lower in the 1999 first nine months due to lower operating earnings before depreciation and amortization and increases in working capital. Working capital levels were higher in the 1999 nine-month period due to larger increases in inventories and a bigger decrease in trade accounts payable than in the prior year period. Inventory levels increased by more in the 1999 nine-month period primarily due to delays in certain machine shipments and a greater mix of larger machines which have longer production times compared to the prior year.

Investing activities used $10.5 million of cash in the 1999 nine-month period and $17.6 million of cash in the comparable prior year period. Capital expenditures totaled $15.7 million in the nine months of 1999 compared to $17.8 million in the 1998 period. Capital expenditures for the 1999 full year are expected to approximate depreciation expense with spending planned for equipment to upgrade existing production facilities and investments in information technology, including costs for hardware, software and consulting services to support the implementation of the Company's global enterprise resource planning (ERP) system. The Company paid cash of $3.4 million to acquire the remaining 80% of OGA Corporation in the first quarter of 1999. Cash of $3.7 million was assumed as part of this acquisition. Other investing activities in 1999 included the receipt of $4.8 million related to the sale of certain assets, including real estate.

In the first nine months of 1999 the Company used $7.2 million to repurchase 432,700 shares of Common Stock. In October 1998, the Company's Board of Directors authorized the repurchase of up to 10% of the Company's outstanding shares, of which 317,134 shares remained available for purchase as of September 30, 1999.

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

The Company has completed the remediation and testing of its major business information systems which it identified as non-compliant. Other major equipment, processes and systems have also been evaluated. Those systems, equipment and processes which were identified as non-compliant have been upgraded, modified or replaced so that they will properly process dates beyond December 31, 1999.

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


Cost:

The Company estimates that the cumulative costs of its Year 2000 Program will be approximately $.9 million, of which approximately $.8 million was incurred through September 30, 1999. These costs, which are primarily for modifying and upgrading software programs, are being funded from internally-generated funds, are being expensed as incurred and are not expected to be material to the Company's financial condition. The Company does not separately track its internal costs, principally payroll and related expenses of certain information systems personnel, for the Year 2000 Program.

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

The Company does not use derivative financial instruments for speculative or trading purposes. There has been no material change in the Company's market risk exposure in the third quarter of 1999.

Forward Looking Statements

This report and other documents or oral statements which have been and will be prepared or made in the future contain or may contain forward-looking statements by or on behalf of the Company. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from those expected. Risk factors associated with future sales levels include, but are not limited to, the Company's ability to complete the manufacture of products scheduled to ship, obtain customer cooperation to provide necessary commercial and production information to satisfy contractual requirements for shipment, manage costs and expenses in line with budgets, and properly estimate incoming orders that will ship in that quarter.

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








POWER CUTTING is a trademark of The Gleason Works.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

                  None.


Item 2.  Changes in Securities

                  None.


Item 3.  Defaults Upon Senior Securities

                  None.


Item 4.  Submission of Matters to a Vote of Security Holders

                  None.


Item 5.  Other Information

                  None.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 27 :    Financial Data Schedule - Nine Months
                              Ended September 30, 1999



         (b)  Reports on Form 8-K

              None.

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        GLEASON CORPORATION
                                        Registrant




DATE:  November 15, 1999                         John J.Perrotti
                                                 John J. Perrotti
                                          Vice President - Finance and Treasurer
                                              (Chief Financial Officer)